Form 10QSB
period 1996-03-31
PARTS SOURCE INC
filed 1996-05-14
CIK 1009241

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                  ------------------------------------------

(Mark One)


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                     OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission file number 0-27864

                             THE PARTS SOURCE, INC.
                              d/b/a Ace Auto Parts
             (Exact name of registrant as specified in its charter)


          FLORIDA                                 59-3149403
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


     1751 S. Missouri Avenue, Clearwater, Florida                34616
  --------------------------------------------------           ----------
     (Address of principal executive offices)                  (Zip Code)

                                 (813) 588-0377
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES         NO   X
    -----      -----
At April 30, 1996, 3,185,000 shares of Common Stock of the Registrant were outstanding.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                                     INDEX





                                                                            Page
PART I.   FINANCIAL INFORMATION                                            Number
                                                                           ------

          Item 1.  Financial Statements

          Condensed Statements of Earnings--Three months ended
           March 31, 1995 (unaudited) and March 31, 1996                      3

          Condensed Balance Sheets--December 31, 1995 and
           March 31, 1996 (unaudited)                                         4

          Condensed Statement of Stockholders' Equity (Deficit)--
           Year ended December 31, 1995 and three months ended
           March 31, 1996                                                     5

          Condensed Statements of Cash Flows--Three months ended
           March 31, 1995 (unaudited) and March 31, 1996                      6

          Notes to Condensed Financial Statements--March 31, 1996
           (unaudited)                                                      7-8

          Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-11


PART II.  OTHER INFORMATION                                                  12

 SIGNATURES                                                                  12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                        CONDENSED STATEMENTS OF EARNINGS






                                                           Three Months Ended
                                                                March 31,
                                                               (unaudited)
                                                         ----------------------
                                                            1995        1996
                                                         ----------  ----------

Net sales                                                $5,515,607  $6,240,718
Cost of goods sold                                        3,480,090   3,923,603
                                                         ----------  ----------
   Gross profit                                           2,035,517   2,317,115

Operating, selling, general and administrative expenses   1,845,002   2,105,775
                                                         ----------  ----------

   Earnings from operations                                 190,515     211,340
                                                         ----------  ----------

Other income (expense)
   Interest expense                                        (155,220)   (162,372)
   Other, net                                                 4,584       6,801
                                                         ----------  ----------
                                                           (150,636)   (155,571)
                                                         ----------  ----------

Net earnings                                             $   39,879  $   55,769
                                                         ==========  ==========

Pro forma information
   Historical net earnings                               $   39,879  $   55,769
   Income tax expense                                        11,201      20,986
                                                         ----------  ----------

   Pro forma net earnings                                $   28,678  $   34,783
                                                         ==========  ==========

   Pro forma net earnings per common share               $      .01  $      .02
                                                         ==========  ==========

   Weighted average common shares outstanding             2,000,000   2,000,000
                                                         ==========  ==========






   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                            CONDENSED BALANCE SHEETS



                                                                     December 31,   March 31,
                                                                        1995          1996
                                                                     ------------ -----------
                         ASSETS                                                   (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                          $   192,026  $   258,358
  Accounts receivable
     Trade, net of allowance for doubtful accounts of $59,971          1,318,421    1,460,959
     Stockholders                                                        152,222      152,222
     Other-primarily suppliers                                           537,914      578,812
  Inventories                                                          8,042,989    8,355,577
  Prepaid expenses                                                        54,148      134,130
                                                                     -----------  -----------
          Total current assets                                        10,297,720   10,940,058

PROPERTY AND EQUIPMENT, NET                                            1,464,002    1,658,380

OTHER ASSETS
  Goodwill, net of accumulated amortization of $20,731 and $24,473       110,964      107,222
  Other                                                                  145,525      276,887
                                                                     -----------  -----------
                                                                         256,489      384,109
                                                                     -----------  -----------

                                                                     $12,018,211  $12,982,547
                                                                     ===========  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Current installments of long-term obligations                         $251,668     $259,154
  Current installments of notes payable, related parties                 109,555      110,225
  Accounts payable, trade                                              5,712,550    6,606,654
  Accrued liabilities                                                    394,249      476,429
                                                                     -----------  -----------
          Total current liabilities                                    6,468,022    7,452,462

LONG-TERM OBLIGATIONS, less current portion                            5,683,077    5,615,222

NOTES PAYABLE, RELATED PARTIES, less current portion                     446,179      447,571

OTHER LIABILITIES                                                         87,827       78,417

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock                                                              -            -
  Common stock                                                             2,000        2,000
  Accumulated deficit                                                   (668,894)    (613,125)
                                                                     -----------  -----------
                                                                        (666,894)    (611,125)
                                                                     -----------  -----------

                                                                     $12,018,211  $12,982,547
                                                                     ===========  ===========







   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)
             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                       Common  Accumulated
                                       Stock     Deficit      Total
                                       ------  -----------  ----------
Balance at January 1, 1995             $2,000   $ (821,279)  $(819,279)

  Net earnings                              -      152,385     152,385
                                       ------  -----------  ----------

Balance at December 31, 1995            2,000     (668,894)   (666,894)

  Net earnings (unaudited)                  -       55,769      55,769
                                       ------  -----------  ----------

Balance at March 31, 1996 (unaudited)  $2,000   $ (613,125)  $(611,125)
                                       ======  ===========  ==========

    The accompanying notes are an integral part of this condensed statement.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)
                       CONDENSED STATEMENTS OF CASH FLOWS






                                                                Three Months Ended
                                                                    March 31,
                                                                   (unaudited)
                                                               --------------------
                                                                  1995       1996
                                                               ---------  ---------

Increase (Decrease) in Cash
Cash flows from operating activities:
   Net earnings                                                $  39,879  $  55,769
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                               46,222     55,877
      Other                                                       (4,105)    (4,168)
      Changes in assets and liabilities:
         Increase in accounts receivable                        (277,440)  (183,436)
         Increase in inventories                                (575,704)  (312,588)
         Increase in prepaid expenses                            (22,031)   (79,982)
         Decrease in other assets                                  6,398     12,960
         Increase in accounts payable                            935,919    894,104
         Decrease in accrued liabilities                         (12,744)   (13,128)
         Decrease in other liabilities                            (5,000)    (5,000)
                                                               ---------  ---------
              Net cash provided by operating activities          131,394    420,408
                                                               ---------  ---------

Cash flows from investing activities:
   Purchases of property and equipment                          (113,408)  (254,222)
   Proceeds from disposition of property and equipment             7,285      7,467
                                                               ---------  ---------
              Net cash used in investing activities             (106,123)  (246,755)
                                                               ---------  ---------

Cash flows from financing activities:
   Repayments of long-term obligations                           (93,800)   (58,307)
   Deferred offering costs                                             -    (49,014)
                                                               ---------  ---------
              Net cash used in financing activities              (93,800)  (107,321)
                                                               ---------  ---------

Increase (decrease) in cash and cash equivalents                 (68,529)    66,332

Cash and cash equivalents, January 1                             233,448    192,026
                                                               ---------  ---------
Cash and cash equivalents, March 31                            $ 164,919  $ 258,358
                                                               =========  =========
Supplemental cash flow information:
     Interest paid                                             $ 167,608  $ 171,673
                                                               =========  =========
Non cash investing and financing activities:

  During the three months ended March 31, 1995, the Company incurred approximately $10,482 of obligations under capital leases for the acquisition of equipment.





   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the prospectus dated April 8, 1996.


NOTE B:  INITIAL PUBLIC OFFERING

On April 8, 1996, the Company completed an initial public offering of 1,185,000 shares of common stock, par value of $.001 per share, for $8.00 per share. The offering generated net proceeds to the Company of $7,988,600 after deducting offering expenses of $259,000. A portion of such proceeds were used to reduce approximately $5,600,000 of long-term indebtedness. The remaining proceeds will be used to expand operations and for general working capital purposes.

The following reflects the pro forma effect as if the Company would have received the net proceeds from the initial public offering as of March 31, 1996:


     Working capital                                           $ 5,965,588
     Total assets                                               15,267,347
     Long-term debt, including current portion                     322,798
     Notes payable, related parties, including current portion     405,574
     Accumulated deficit                                          (613,125)
     Stockholders' equity                                        7,377,475

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE C:  PRO FORMA NET EARNINGS PER COMMON SHARE

Pro forma net earnings per common share is computed by dividing pro forma net earnings by the weighted average number of shares of common stock outstanding during each period. Pro forma net earnings includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes.

If the initial public offering of 1,185,000 shares of common stock had occurred on January 1, 1996 and approximately $5,551,600 of the total net proceeds had been applied to the reduction of debt, pro forma net earnings per share would have been $.07 for the three months ended March 31, 1996 (assuming 2,693,947 weighted average common shares outstanding).


NOTE D:  INCOME TAXES

For the three months ended March 31, 1996 the Company was taxed as an S Corporation under the provisions of the Internal Revenue Code. As such, the Company's taxable income was includable in the individual income tax returns of its stockholders for federal and state income tax purposes. Accordingly, no provisions for federal and state income taxes has been recorded in the accompanying historical financial statements.

In conjunction with the completion of the initial public offering, the Company has terminated its S Corporation election and has become subject to corporate income taxes from that date forward. As a result, in the quarter ended June 30, 1996, the Company will be required to record a net deferred tax liability of approximately $45,000 with a corresponding charge to earnings for the period.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three months ended March 31, 1995 and March 31, 1996 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

Results of Operations

The following table sets forth selected financial information derived from the Company's statements of earnings expressed as a percentage of net sales for the periods indicated.




                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 1995     1996
                                                               -------  -------
      Net sales                                                 100.0%  100.0%
      Cost of goods sold                                         63.1    62.9
                                                                -----   -----

         Gross profit                                            36.9    37.1

      Operating, selling, general and administrative expenses    33.4    33.7
                                                                -----   -----

         Earnings from operations                                 3.5     3.4
                                                                -----   -----

      Other income (expenses)
      Interest expense                                           (2.8)   (2.6)
      Other, net                                                  0.0     0.1
                                                                -----   -----

      Net earnings                                                0.7%    0.9%
                                                                =====   =====


Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1996.

Net Sales. Product sales increased by approximately $725,000 or 13.1% from $5.5 million for the three months ended March 31, 1995 to $6.2 million for the three months ended March 31, 1996. $123,000 of this increase was due to an increase in sales relating to the opening of one new store in December of 1995. An additional $602,000 or 10.9% increase in same store sales resulted from continued improvement in the Company's customer service.

Cost of Goods Sold. Cost of goods sold increased from $3.5 million for the three months ended March 31, 1995 to $3.9 million for the three months ended March 31, 1996. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales was relatively constant.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)


Operating, Selling, General and Administrative ("OSG&A) Expenses. OSG&A expenses increased $260,773 from $1.8 million for the three months ended March 31, 1995 to $2.1 million for the three months ended March 31, 1996. The increased dollar amount of OSG&A expenses resulted primarily from additional store sales and delivery expenses to support the increased sales volume; an annual sales promotion event and other overhead expenses incurred in anticipation of new store growth. OSG&A expenses as a percentage of net sales was relatively constant.

New Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This pronouncement requires impairment losses to be recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has adopted SFAS 121 in the first quarter of 1996 and the adoption had no material effect to the financial statements.

SFAS No 123 "Accounting for Stock Based Compensation" has been issued by the FASB in October, 1995. As it relates to stock options granted to employees, SFAS No. 123 permits companies who have not done so already to, either adopt the accounting method promulgated by Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees" to measure compensation, or to adopt the fair value base method prescribed by SFAS No.
123. Management has not adopted the provisions of SFAS No. 123 related to stock options. However, the Company has implemented the remaining provisions of SFAS No. 123, effective January 1, 1996.

Liquidity and Capital Resources

The Company's primary capital requirements have been the funding of new store acquisitions, increased inventory levels and accounts receivables and the expansion of the Company's delivery fleet of vehicles. New store acquisitions and the expansion of the delivery fleet have been funded by borrowings secured by the Company assets and personal guarantees of Messrs. Thomas and Robert Cox. The Company has also used trade credit to finance its inventory expansion and has been successful in negotiating extended payment terms from its suppliers through volume purchases. The Company believes that it will be able to continue financing its inventory growth through the extension of favorable payment terms by its vendors, but there can be no assurance that the Company will be successful in doing so.

The Company proposes to expand its operations by acquiring 8 to 12 stores in the next nine month period. The total cost is expected to range from $2.4 to $5.1 million. Approximately $2.4 million of the funds needed will be supplied from the initial public offering that occurred in April 1996 with the balance to come from debt financing. There is no assurance that such debt financing will be available in which event the Company will have to scale back its growth program.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)



Management believes that the net proceeds to the Company from the initial public offering, the Company's existing cash, cash expected to be provided by operating activities, and debt financing available after the offering, will be sufficient to fund both short and long-term capital and liquidity needs of the Company. If cash flow from operations and available debt financing are not sufficient, the Company will be required to seek additional financing to meet its acquisition strategy. There can be no assurance that such financing would be available in amounts or on terms acceptable to the Company.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)


PART II.  OTHER INFORMATION



          Item 1.  Legal Proceedings
                          None

          Item 2.  Changes in Securities
                          None

          Item 3.  Defaults Upon Senior Securities
                          None

          Item 4.  Submission of Matters to a Vote of Security Holders
                          None

          Item 5.  Other Information
                          None

          Item 6.  Exhibits and Reports on Form 8-K

                   Exhibits

                          Exhibit 27 - Financial Data Schedule (for SEC use only)

                   Reports on Form 8-K

                          None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    The Parts Source, Inc.
                                                    d/b/a Ace Auto Parts


                                    --------------------------------------------
                                                                (Registrant)

    May 13, 1996
- - --------------------
      (Date)
                                               /s/ Robert B. Morgan
                                    --------------------------------------------
                                                   Robert B. Morgan
                                        Chief Financial and Accounting Officer
                                    (Principal Financial and Accounting Officer)