Form 10QSB
period 1996-06-30
PARTS SOURCE INC
filed 1996-08-12
CIK 1009241

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                  ---------------------------------------------

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27864

                             THE PARTS SOURCE, INC.
                              d/b/a Ace Auto Parts
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       59-3149403
- --------------------------------           -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

     1751 S. Missouri Avenue, Clearwater, Florida           34616
     --------------------------------------------         ---------
       (Address of principal executive offices)           (Zip Code)

                                 (813) 588-0377
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X        NO
     -------          -------

At July 31, 1996, 3,185,000 shares of Common Stock of the Registrant were outstanding.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                                      INDEX


                                                                                   Page
PART I.  FINANCIAL INFORMATION                                                    Number
                                                                                  ------
         Item 1.  Financial Statements

                  Condensed Statements of Earnings--Three and six months ended
                    June 30, 1995 and June 30, 1996 (unaudited)                       3

                  Condensed Balance Sheets--December 31, 1995 and
                    June 30, 1996 (unaudited)                                         4

                  Condensed  Statement of Stockholders'  Equity  (Deficit)--
                    Year ended December 31, 1995 and six months ended
                    June 30, 1996 (unaudited)                                         5

                  Condensed Statements of Cash Flows--Six months ended
                    June 30, 1995 and June 30, 1996 (unaudited)                       6

                  Notes to Condensed Financial Statements --June 30, 1996
                    (unaudited)                                                     7-9

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           10-13


PART II. OTHER INFORMATION                                                           14

SIGNATURES                                                                           14




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                           THE PARTS SOURCE, INC.
                                          (d/b/a Ace Auto Parts)

                                     CONDENSED STATEMENTS OF EARNINGS



                                                         Three Months Ended               Six Months Ended
                                                              June 30,                         June 30,
                                                            (unaudited)                      (unaudited)
                                                   ----------------------------    ----------------------------
                                                        1995             1996            1995           1996
                                                   ------------    ------------    ------------    ------------
Net sales                                          $  5,920,815    $  6,455,098    $ 11,436,422    $ 12,695,816
Cost of goods sold                                    3,740,292       4,074,782       7,220,382       7,998,385
                                                   ------------    ------------    ------------    ------------
     Gross profit                                     2,180,523       2,380,316       4,216,040       4,697,431

Operating, selling, general  and                      1,947,692       2,248,995       3,792,694       4,354,770
                                                   ------------    ------------    ------------    ------------
  administrative expenses

     Earnings from operations                           232,831         131,321         423,346         342,661
                                                   ------------    ------------    ------------    ------------

Other income (expense)
     Interest expense                                  (174,295)        (63,058)       (329,515)       (225,430)
     Other, net                                          13,378          29,535          17,962          36,336
                                                   ------------    ------------    ------------    ------------
                                                       (160,917)        (33,523)       (311,553)       (189,094)
                                                   ------------    ------------    ------------    ------------

Net earnings before income taxes                         71,914          97,798         111,793         153,567
     Provision for income taxes:
         Establishment of deferred income taxes            --            44,400            --            44,400
         Current and deferred income taxes                 --            36,777            --            36,777
                                                   ------------    ------------    ------------    ------------
Net earnings                                       $     71,914    $     16,621    $    111,793    $     72,390
                                                   ============    ============    ============    ============

Pro forma information
     Historical net earnings before income taxes   $     71,914    $     97,798    $    111,793    $    153,567
     Provision for income taxes                          20,202          36,801          31,403          57,787
                                                   ------------    ------------    ------------    ------------
     Pro forma net earnings                        $     51,712    $     60,997    $     80,390    $     95,780
                                                   ============    ============    ============    ============

     Pro forma net earnings per common share       $        .03    $        .02    $        .04    $        .04
                                                   ============    ============    ============    ============


     Weighted average common shares outstanding       2,000,000       3,087,307       2,000,000       2,543,653
                                                   ============    ============    ============    ============











                      The  accompanying  notes  are an  integral  part of  these condensed statements.


                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                            CONDENSED BALANCE SHEETS

                                                                               December 31,        June 30,
                                                                                  1995              1996
                                                                                                 (unaudited)
                                                                               ------------    ------------
                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $    192,026    $  1,050,681
    Accounts receivable
        Trade, net of allowance for doubtful accounts of $60,000 and $63,000      1,318,421       1,588,509
        Stockholders                                                                152,222            --
        Other-primarily suppliers                                                   537,914         383,705
    Inventories                                                                   8,042,989       9,220,740
    Prepaid expenses and other                                                       54,148         160,068
                                                                               ------------    ------------
             Total current assets                                                10,297,720      12,403,703

PROPERTY AND EQUIPMENT, NET                                                       1,464,002       1,922,758

OTHER ASSETS
    Goodwill, net of accumulated amortization of $21,000 and $27,000                110,964         104,379
    Other                                                                           145,525          44,411
                                                                               ------------    ------------
                                                                                    256,489         148,790
                                                                               ------------    ------------

                                                                               $ 12,018,211    $ 14,475,251
                                                                               ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Current installments of long-term obligations                              $    251,668    $     92,796
    Current installments of notes payable, related parties                          109,555         137,343
    Accounts payable, trade                                                       5,712,550       5,913,361
    Accrued liabilities                                                             394,249         302,668
                                                                               ------------    ------------
             Total current liabilities                                            6,468,022       6,446,168

LONG-TERM OBLIGATIONS, less current portion                                       5,683,077         273,600

NOTES PAYABLE, RELATED PARTIES, less current portion                                446,179         247,105

OTHER LIABILITIES                                                                    87,827          69,007

DEFERRED INCOME TAXES                                                                  --            84,470

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock                                                                    --              --
    Common stock                                                                      2,000           3,185
    Additional paid-in capital                                                         --         7,948,220
    Accumulated deficit                                                            (668,894)       (596,504)
                                                                               ------------    ------------
                                                                                   (666,894)      7,354,901
                                                                               ------------    ------------
                                                                               $ 12,018,211    $ 14,475,251
                                                                               ============    ============







                 The accompanying notes are an integral part of these condensed statements.


                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                             Common       Additional   Accumulated
                                                             Stock     Paid in Capital    Deficit        Total
                                                          -----------   -----------   -----------    -----------
Balance at January 1, 1995                                $     2,000          --     $  (821,279)   $  (819,279)

  Net earnings                                                   --            --         152,385        152,385
                                                          -----------   -----------   -----------    -----------

Balance at December 31, 1995                                    2,000          --        (668,894)      (666,894)

  Net earnings (unaudited)                                       --            --          72,390         72,390

  Net proceeds from initial public offering (unaudited)         1,185   $ 7,948,220          --        7,949,405
                                                          -----------   -----------   -----------    -----------

Balance at June 30, 1996 (unaudited)                      $     3,185   $ 7,948.220   $  (596,504)   $ 7,354,901
                                                          ===========   ===========   ===========    ===========









































                       The  accompanying  notes  are an  integral  part  of this condensed statement.


                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                        (unaudited)
                                                                                --------------------------
                                                                                     1995          1996
                                                                                -----------    -----------
Increase (Decrease) in Cash
Cash flows from operating activities:
    Net earnings                                                                $   111,793    $    72,390
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation and amortization                                                92,445        128,991
        Deferred income taxes, net                                                     --           60,577
        Other                                                                        (8,504)        (9,153)
        Changes in assets and liabilities, net of acquisitions of businesses:
           (Increase) in accounts receivable                                       (714,691)      (115,138)
           (Increase) in inventories                                             (1,082,528)      (616,843)
           (Increase) decrease in prepaid expenses and other                         13,899        (82,027)
           (Increase) decrease in other assets                                      (19,981)       101,114
           Increase in accounts payable                                           2,038,503        200,811
           (Decrease) in accrued liabilities                                       (100,138)       (91,581)
           (Decrease) in other liabilities                                          (10,000)       (10,000)
                                                                                -----------    -----------
                Net cash provided by (used in) operating activities                 320,798       (360,859)
                                                                                -----------    -----------

Cash flows from investing activities:
    Cash paid for acquisitions of businesses                                           --         (602,423)
    Purchases of property and equipment                                            (241,691)      (533,578)
    Proceeds from disposition of property and equipment                              24,708         17,864
                                                                                -----------    -----------
                Net cash used in investing activities                              (216,983)    (1,118,137)
                                                                                -----------    -----------

Cash flows from financing activities:
    Repayments of long-term obligations                                            (155,399)    (5,611,754)
    Net proceeds from initial public offering                                          --        7,949,405
                                                                                -----------    -----------
                Net cash provided by (used in) financing activities                (155,399)     2,337,651
                                                                                -----------    -----------

Increase (decrease) in cash and cash equivalents                                    (51,584)       858,655

Cash and cash equivalents, January 1                                                233,448        192,026
                                                                                -----------    -----------

Cash and cash equivalents, June 30                                              $   181,864    $ 1,050,681
                                                                                ===========    ===========

















                      The  accompanying  notes  are an  integral  part of  these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (unaudited)


NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of June 30, 1996 and for the three and six months ended June 30, 1995 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the prospectus dated April 8, 1996.


NOTE B:  ACQUISITIONS OF BUSINESSES

During the second quarter of 1996, the Company acquired substantially all the assets of two auto parts stores. These acquisitions were accounted for as purchases and accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of acquisition. The Company paid consideration totaling approximately $603,000 and assumed liabilities totaling approximately $24,000 in exchange for approximately $627,000 of assets. The results of operations of each acquisition is included in the accompanying statements of earnings from the acquisition date. Had the acquisitions occurred at the beginning of 1995 or 1996, the results would not have been materially different from those reported.


NOTE C:  INITIAL PUBLIC OFFERING

On April 8, 1996, the Company completed an initial public offering of 1,185,000 shares of common stock, par value of $.001 per share, for $8.00 per share. The offering generated net proceeds to the Company of $7,949,405 after deducting offering expenses of $298,195. A portion of such proceeds were used to reduce approximately $5,600,000 of long-term indebtedness. The remaining proceeds will be used to expand operations and for general working capital purposes.


NOTE D:  LINES OF CREDIT

In August 1996, the Company signed a commitment letter with a financial institution for a $7,000,000 revolving line of credit and a $500,000 non-revolving line of credit. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. The borrowing limit for the non-revolving line is 100% of the assets being purchased with the funds. These lines of credit are available through July 30, 1998 and carry a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. These lines, among other provisions, require the Company to maintain, at a minimum, a current ratio of one to one and the ratio of total liabilities to tangible net worth not to exceed 2.5 to 1.0.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (unaudited)


NOTE E:  PRO FORMA NET EARNINGS PER COMMON SHARE

Pro forma net earnings per common share is computed by dividing pro forma net earnings by the weighted average number of shares of common stock outstanding during each period. Pro forma net earnings includes a pro forma provision for income taxes assuming the Company had been subject to income taxes as a C Corporation for all periods presented prior to its initial public offering.

If the initial public offering of 1,185,000 shares of common stock had occurred on January 1, 1996 and approximately $5,551,600 of the total net proceeds had been applied to the reduction of debt, pro forma net earnings per share would have been $.03 and $.08 for the three and six months ended June 30, 1996, respectively (assuming 2,693,947 weighted average common shares outstanding).


NOTE F:  INCOME TAXES

The Company was taxed as a S Corporation prior to the completion of its initial public offering on April 8, 1996. Upon completion of its initial public offering, the company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation. As a result, on April 8, 1996, the Company recorded a net deferred tax liability of $44,400 which represents the tax effect of the cumulative temporary differences existing on this date with a corresponding charge to the provision for income taxes. For the three and six months ended June 30, 1996, the provision for income taxes consists of the one-time charge and the income taxes recorded related to net earnings subsequent to April 8, 1996.


NOTE G:  STATEMENTS OF CASH FLOW

Supplemental disclosures of cash flow information:

                                                        Six Months Ended
                                                             June 30,
                                                           (unaudited)
                                                   ----------------------------
                                                       1995              1996
                                                   ----------        ----------

    Cash paid for interest                        $   337,000       $   250,000
                                                   ==========        ==========

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (unaudited)



Supplemental schedule of noncash investing and financing activities:

         During the six months ended June 30, 1995, the Company incurred approximately $10,482 of obligations under capital leases for the acquisition of equipment.


         The Company purchased substantially all the assets of two auto parts stores during the six months ended June 30, 1996. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

                  Fair value of assets acquired                  $ 626,763
                  Cash paid                                        602,423
                                                                 ---------
                           Liabilities assumed                   $  24,340
                                                                 =========

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three months and six months ended June 30, 1995 and June 30, 1996 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

Results of Operations

The following table sets forth selected financial information derived from the Company's statements of earnings expressed as a percentage of net sales for the periods indicated.

                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                        (unaudited)              (unaudited)
                                     ------------------        ----------------
                                     1995         1996         1995      1996
                                    ------       ------       ------     ------
Net Sales                           100.0%       100.0%       100.0%     100.0%
Cost of goods sold                   63.2         63.1         63.1       63.0
                                    ------       ------       ------     ------

     Gross profit                    36.8         36.9         36.9       37.0

Operating, selling, general and
   administrative expenses           32.9         34.9         33.2       34.3
                                    ------       ------       ------     ------

     Earnings from operations         3.9          2.0          3.7        2.7

Other income (expense)
     Interest expense                (2.9)        (1.0)        (2.9)      (1.8)
     Other, net                       0.2          0.5          0.2        0.3
                                    ------       ------       ------     ------

Net earnings before income taxes      1.2          1.5          1.0        1.2

Provision for income taxes              -         (1.2)           -       (0.6)
                                    ------       ------       ------     ------

Net earnings                          1.2%         0.3%         1.0%       0.6%
                                    ======       ======       ======     ======


Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1996.

NET SALES. Product sales increased by approximately $534,000 or 9.0% from $5.9 million for the three months ended June 30, 1995 to $6.5 million for the three months ended June 30, 1996. $331,000 of this increase was due to an increase in sales relating to the opening of one store in December of 1995 and the purchase of two stores in the second quarter of 1996. The remaining $203,000 or 3.4% increase in net sales resulted from same store sales growth.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

COST OF GOODS SOLD. Cost of goods sold increased from $3.7 million for the three months ended June 30, 1995 to $4.1 million for the three months ended June 30, 1996. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales was relatively constant.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased $301,303 from $1.9 million for the three months ended June 30, 1995 to $2.2 million for the three months ended June 30, 1996. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. The increase in OSG&A expenses as a percentage of net sales resulted primarily from overhead expenses incurred in anticipation of acquiring new stores.

INTEREST EXPENSE. Interest expense decreased $111,237 from $174,295 for the three months ended June 30, 1995 to $63,058 for the three months ended June 30, 1996. The decreased interest expense resulted primarily from the repayment of debt from the initial public offering completed on April 8, 1996.

PROVISION FOR INCOME TAXES. The Company was taxed as a S Corporation prior to the completion of its initial public offering on April 8, 1996. In conjunction with the completion of the initial public offering, the Company was required to record the cumulative tax effect of its net deferred income taxes of $44,400 on this date. As a result, the provision for income taxes for the three months ended June 30, 1996 includes this one-time charge and the income taxes related to the net earnings recorded subsequent to April 8, 1996.


Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1996.

NET SALES. Product sales increased by approximately $1.3 million or 11.0% from $11.4 million for the six months ended June 30, 1995 to $12.7 million for the six months ended June 30, 1996. $469,000 of this increase was due to an increase in sales relating to the opening of one new store in December of 1995 and two new stores in the second quarter of 1996. The remaining $790,000 or 6.9% increase in net sales resulted from same store sales growth.

COST OF GOODS SOLD. Cost of goods sold increased from $7.2 million for the six months ended June 30, 1995 to $8 million for the three months ended June 30, 1996. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales was relatively constant.

                             THE PARTS SOURCE, INC.

                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased $562,076 from $3.8 million for the six months ended June 30, 1995 to $4.4 million for the six months ended June 30, 1996. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. The increase in OSG&A expenses as a percentage of net sales resulted primarily from overhead expenses incurred in anticipation of acquiring new stores.

INTEREST EXPENSE. Interest expense decreased $104,085 from $329,515 for the six months ended June 30, 1995 to $225,430 for the six month ended June 30, 1996. The decreased interest expense resulted primarily from the repayment of debt from the initial public offering completed on April 8, 1996.

PROVISION FOR INCOME TAXES. The Company was taxed as a S Corporation prior to the completion of its initial public offering on April 8, 1996. In conjunction with the completion of the initial public offering, the Company was required to record the cumulative tax effect of its net deferred income taxes of $44,400 on this date. As a result, the provision for income taxes for the six months ended June 30, 1996 includes this one-time charge and the income taxes related to the net earnings recorded subsequent to April 8, 1996.

NEW ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This pronouncement requires impairment losses to be recorded on long-lived assets used in operations when impairment indicators are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company has adopted SFAS 121 in the first quarter of 1996 and the adoption had no material effect on the financial statements.

SFAS No 123 "Accounting for Stock Based Compensation" has been issued by the FASB in October, 1995. As it relates to stock options granted to employees, SFAS No. 123 permits companies who have not done so already to, either adopt the accounting method promulgated by Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees" to measure compensation, or to adopt the fair value base method prescribed by SFAS No. 123. Management has not adopted the provisions of SFAS No. 123 related to employee stock options. However, the Company has implemented the remaining provisions of SFAS No. 123, effective January 1, 1996.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's primary capital requirements have been the repayment of long-term debt, funding of new store acquisitions, increased inventory levels, the expansion of the delivery vehicle fleet and new computer enhancements. These capital requirements have been primarily funded by net proceeds from the initial public offering which occurred on April 8, 1996. The Company has also used trade credit to finance its inventory expansion. The Company believes that it will be able to continue financing its inventory growth through the extension of trade credit from its vendors

The Company proposes to continue to expand its operations by acquiring 6 to 10 stores in the next nine month period. The total cost is expected to range from $1.8 to $4.3 million. The funds needed will be provided by initial public offering proceeds and debt financing.

In August 1996, the Company signed a commitment letter with a financial institution for a $7,000,000 revolving line of credit and a $500,000 non-revolving line of credit. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. The borrowing limit for the non-revolving line is 100% of the assets being purchased with the funds. These lines of credit are available through July 30, 1998 and carry a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. These lines, among other provisions, require the Company to maintain, at a minimum, a current ratio of one to one and the ratio of total liabilities to tangible net worth not to exceed 2.5 to 1.0. The Company anticipates using these lines of credit to finance its expansion program.

Management believes that the remaining net proceeds from the initial public offering, the Company's existing cash, cash expected to be provided by operating activities, and proposed lines of credit will be sufficient to meet the Company's working capital and capital expenditure needs for at least the next twelve months.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults Upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
                  Exhibit 27 - Financial Data Schedule (Electronic filing only)



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

      August 12, 1996
- -----------------------
          (Date)

                                            /s/ Robert B. Morgan
                                   --------------------------------------------
                                                Robert B. Morgan
                                      Chief Financial and Accounting Officer
                                   (Principal Financial and Accounting Officer)