Form 10QSB
period 1996-09-30
PARTS SOURCE INC
filed 1996-11-13
CIK 1009241

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                     --------------------------------------

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27864

                             THE PARTS SOURCE, INC.
                              d/b/a Ace Auto Parts
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                         59-3149403
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         1751 S. Missouri Avenue, Clearwater, Florida     34616
         --------------------------------------------   ----------
           (Address of principal executive offices)     (Zip Code)

                                 (813) 588-0377
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X        NO
     ---------       ----------

At October 31, 1996, 3,412,273 shares of Common Stock of the Registrant were outstanding.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                                      INDEX


                                                                                        Page
PART I.   FINANCIAL INFORMATION                                                        Number
                                                                                       ------
          Item 1.   Financial Statements

                    Condensed Statements of Operations--Three and nine months ended
                      September 30, 1995 and September 30, 1996 (unaudited)                3

                    Condensed Balance Sheets--December 31, 1995 and
                      September 30, 1996 (unaudited)                                       4

                    Condensed Statement of Stockholders' Equity (Deficit)--
                      Year ended December 31, 1995 and nine months ended
                      September 30, 1996 (unaudited)                                       5

                    Condensed Statements of Cash Flows--Nine months ended
                      September 30, 1995 and September 30, 1996 (unaudited)                6

                    Notes to Condensed Financial Statements --September 30, 1996
                      (unaudited)                                                        7-9

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              10-13


PART II.  OTHER INFORMATION                                                               14

SIGNATURES                                                                                15







PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                       CONDENSED STATEMENTS OF OPERATIONS

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                                  (unaudited)             (unaudited)
                                            ----------------------  -----------------------
                                               1995         1996        1995        1996
                                            ----------   ---------  ----------- -----------
Net sales                                   $5,839,990  $6,462,262  $17,276,412 $19,158,078
Cost of goods sold                           3,682,791   3,995,502   10,903,173  11,993,887
                                            ----------   ---------  ----------- -----------
   Gross profit                              2,157,199   2,466,760    6,373,239   7,164,191

Operating, selling, general  and             2,027,420   2,357,085    5,820,114   6,711,855
  administrative expenses                   ----------   ---------   ----------  ----------

   Earnings from operations                    129,779     109,675      553,125     452,336
                                            ----------   ---------   ----------  ----------
Other income (expense)
   Interest expense                           (169,705)    (17,813)    (499,220)   (243,243)
   Other, net                                   14,256       6,585       32,218      42,921
                                            ----------   ---------   ----------  ----------
                                              (155,449)    (11,228)    (467,002)   (200,322)
                                            ----------   ---------   ----------  ----------

Net earnings (loss) before income taxes        (25,670)     98,447       86,123     252,014
  Provision for income taxes:
    Establishment of deferred income taxes           -           -            -      44,400
    Current and deferred income taxes                -      36,823            -      73,600
                                            ----------   ---------   ----------  ----------
Net earnings (loss)                         $  (25,670)  $  61,624   $   86,123  $  134,014
                                            ==========   =========   ==========  ==========

Pro forma information
  Historical net earnings (loss)  before
    income taxes                            $  (25,670)  $  98,447   $   86,123  $  252,014
  Provision (benefit) for income taxes          (7,211)     36,823       24,192      94,610
                                            ----------   ---------   ----------  ----------
  Pro forma net earnings (loss)             $  (18,459)  $  61,624   $   61,931  $  157,401
                                            ==========   =========   ==========  ==========

  Pro forma net earnings (loss) per
   common share                             $     (.01)  $     .02   $      .03  $      .06
                                            ==========   =========   ==========  ==========

  Weighted average common shares
   outstanding                               2,000,000   3,185,000    2,000,000   2,758,996
                                            ==========   =========   ==========  ==========







   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                            CONDENSED BALANCE SHEETS

                                                                  December 31,   September 30,
                                                                        1995           1996
                                                                  ------------    ------------
                                    ASSETS                                         (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                    $    192,026    $    575,351
     Accounts receivable
         Trade, net of allowance for doubtful accounts
           of $60,000 and $112,000                                   1,318,421       1,551,631
         Stockholders                                                  152,222            --
         Other-primarily suppliers                                     537,914         660,727
     Inventories                                                     8,042,989       9,624,492
     Prepaid expenses and other                                         54,148         124,722
                                                                  ------------    ------------
               Total current assets                                 10,297,720      12,536,923

PROPERTY AND EQUIPMENT, NET                                          1,464,002       2,066,593

OTHER ASSETS
     Goodwill, net of accumulated amortization
      of $21,000 and $31,000                                           110,964         101,087
     Other                                                             145,525          89,458
                                                                  ------------    ------------
                                                                       256,489         190,545
                                                                  ------------    ------------

                                                                  $ 12,018,211    $ 14,794,061
                                                                  ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
     Current installments of long-term obligations                $    251,668    $     89,373
     Current installments of notes payable, related parties            109,555         167,326
     Accounts payable, trade                                         5,712,550       2,133,534
     Accrued liabilities                                               394,249         466,820
                                                                  ------------    ------------
               Total current liabilities                             6,468,022       2,857,053

LONG-TERM OBLIGATIONS, less current portion                          5,683,077       4,173,112

NOTES PAYABLE, RELATED PARTIES, less current portion                   446,179         193,035

OTHER LIABILITIES                                                       87,827          59,597

DEFERRED INCOME TAXES                                                     --           101,289

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred stock                                                      --              --
     Common stock                                                        2,000           3,185
     Additional paid-in capital                                           --         7,941,670
     Accumulated deficit                                              (668,894)       (534,880)
                                                                  ------------    ------------
                                                                      (666,894)      7,409,975
                                                                  ------------    ------------

                                                                  $ 12,018,211    $ 14,794,061
                                                                  ============    ============

   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

              CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                         Common       Additional     Accumulated
                                                          Stock    Paid in Capital      Deficit      Total
                                                         -------   ---------------   -----------   -----------
Balance at January 1, 1996                                $2,000                -     $(668,894)    $(666,894)

  Net earnings (unaudited)                                     -                -       134,014       134,014

  Net proceeds from initial public offering (unaudited)    1,185       $7,941,670             -     7,942,855
                                                           -----        ---------      --------    ---------

Balance at September 30, 1996 (unaudited)                 $3,185       $7,941,670     $(534,880)   $7,409,975
                                                           =====        =========      ========     =========










































    The accompanying notes are an integral part of this condensed statement.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                         (unaudited)
                                                                                 --------------------------
                                                                                     1995           1996
                                                                                 -----------    -----------
Increase (Decrease) in Cash Cash flows from operating activities:
     Net earnings                                                                $    86,123    $   134,014
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                               138,667        214,019
         Deferred income taxes, net                                                     --           37,000
         Other                                                                       (13,612)        (7,305)
         Changes in assets and liabilities, net of acquisitions of businesses:
             (Increase) in accounts receivable                                      (862,081)      (355,283)
             (Increase) in inventories                                            (1,060,779)    (1,020,595)
             (Increase) decrease in prepaid expenses and other                        15,802         (6,285)
             (Increase) decrease in other assets                                     (75,096)        56,067
             Increase (decrease) in accounts payable                               2,146,876     (3,579,016)
             Increase in accrued liabilities                                          30,185         72,571
             (Decrease) in other liabilities                                         (15,000)       (15,000)
                                                                                 -----------    -----------
                   Net cash provided by (used in) operating activities               391,085     (4,469,813)
                                                                                 -----------    -----------

Cash flows from investing activities:
     Cash paid for acquisitions of businesses                                           --         (602,423)
     Purchases of property and equipment                                            (310,648)      (773,718)
     Proceeds from disposition of property and equipment                              37,982         26,175
                                                                                 -----------    -----------
                   Net cash used in investing activities                            (272,666)    (1,349,966)
                                                                                 -----------    -----------

Cash flows from financing activities:
     Proceeds from borrowings under line of credit                                      --        3,920,000
     Repayments of long-term obligations                                            (187,772)    (5,659,751)
     Net proceeds from initial public offering                                          --        7,942,855
                                                                                 -----------    -----------
                   Net cash provided by (used in) financing activities              (187,772)     6,203,104
                                                                                 -----------    -----------

Increase (decrease) in cash and cash equivalents                                     (69,353)       383,325

Cash and cash equivalents, January 1                                                 233,448        192,026
                                                                                 -----------    -----------

Cash and cash equivalents, September 30                                          $   164,095    $   575,351
                                                                                 ===========    ===========













   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1995 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the year ending December 31, 1996. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the prospectus dated April 8, 1996.


NOTE B:  ACQUISITIONS OF BUSINESSES

During the second quarter of 1996, the Company acquired substantially all the assets of two auto parts stores. These acquisitions were accounted for as purchases and accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of acquisition. The Company paid consideration totaling approximately $603,000 and assumed liabilities totaling approximately $24,000 in exchange for approximately $627,000 of assets. The results of operations of each acquisition is included in the accompanying statements of operations from the acquisition date. Had the acquisitions occurred at the beginning of 1995 or 1996, the results would not have been materially different from those reported.


NOTE C:  INITIAL PUBLIC OFFERING

On April 8, 1996, the Company completed an initial public offering of 1,185,000 shares of common stock, par value of $.001 per share, for $8.00 per share. The offering generated net proceeds to the Company of $7,942,855 after deducting offering expenses of $304,745. A portion of such proceeds were used to reduce approximately $5,600,000 of long-term indebtedness. The remaining proceeds were used to expand operations and for general working capital purposes.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)


NOTE D:  LINES OF CREDIT

In October 1996, the Company amended its revolving line of credit agreement, dated August 1996. The agreement, as amended, provides for up to $12 million of borrowings subject to the amount of eligible inventory and accounts receivable. Also, the amount available under the Company's $500,000 non-revolving line of credit is limited to the purchase price of the assets being funded. These lines of credit are available through September 30, 1998 and bear interest at the London Interbank Offered Rates (LIBOR) plus 2%. These lines, among other provisions, require the Company to maintain, at a minimum, a current ratio of one, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1 and a times interest earned multiple of 1.25 or greater. At September 30, 1996, the Company had borrowings of $3,920,000 outstanding under its revolving line of credit.


NOTE E:  PRO FORMA NET EARNINGS (LOSS) PER COMMON SHARE

Pro forma net earnings (loss) per common share is computed by dividing pro forma net earnings (loss) by the weighted average number of shares of common stock outstanding and assuming exercise of dilutive stock options computed by the treasury stock method using the average market price during each period. Primary and fully dilutive earnings per share are essentially the same. Pro forma net earnings (loss) includes a pro forma provision (benefit) for income taxes assuming the Company had been subject to income taxes as a C Corporation for all periods presented prior to its initial public offering.

If the initial public offering of 1,185,000 shares of common stock had occurred on January 1, 1996 and approximately $5,551,600 of the total net proceeds had been applied to the reduction of debt, pro forma net earnings per share would have been $.03 and $.11 for the three and nine months ended September 30, 1996, respectively (assuming 2,693,947 weighted average common shares outstanding).


NOTE F:  INCOME TAXES

The Company was taxed as a S Corporation prior to the completion of its initial public offering on April 8, 1996. Upon completion of its initial public offering, the company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation. As a result, on April 8, 1996, the Company recorded a net deferred tax liability of $44,400 which represents the tax effect of the cumulative temporary differences existing on this date with a corresponding charge to the provision for income taxes. For the nine months ended September 30, 1996, the provision for income taxes consists of the one-time charge and the income taxes recorded related to net earnings subsequent to April 8, 1996.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (unaudited)

NOTE G:  STATEMENTS OF CASH FLOW

Supplemental disclosures of cash flow information:
                                                          Nine Months Ended
                                                             September 30,
                                                              (unaudited)
                                                        -----------------------
                                                            1995        1996
                                                        ----------   ----------

   Cash paid for interest                              $   506,000  $   269,000
                                                        ==========   ==========

Supplemental schedule of noncash investing and financing activities:

      During the nine months  ended  September  30, 1995,  the Company  incurred
      approximately   $10,482  of  obligations  under  capital  leases  for  the acquisition of equipment.

      The Company purchased substantially all the assets of two auto parts stores during the nine months ended September 30, 1996. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

            Fair value of assets acquired                 $626,763
            Cash paid                                      602,423
                                                          --------
                  Liabilities assumed                     $ 24,340
                                                          ========

NOTE H:  SUBSEQUENT EVENTS

In September 1996, while negotiating with APS for new terms on its supply agreement, the Company utilized its line of credit to pay down its trade payables to APS by $4 million. As a condition of this payment, Autoparts Finance Company, Inc., a subsidiary of APS, agreed to purchase 227,273 shares of Common Stock of the Company in a private transaction at $11.00 per share (the fair market value at that date). The purchase was consummated on October 25, 1996. This transaction will increase stockholders' equity by $2.5 million.

On October 25, 1996, the Company acquired from APS the business of six auto parts stores located in the state of Florida. The purchase price of the stores was approximately $2.7 million. Approximately $2.4 million of the purchase price was paid with cash received from the sale of Common Stock described above. The balance of the purchase price will be paid from the Company's line of credit. The Company intends to continue the operations of each of the acquired stores as auto parts stores.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three months and nine months ended September 30, 1995 and September 30, 1996 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

Results of Operations

The following table sets forth selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the periods indicated.

                                             Three Months Ended        Nine Months Ended
                                                 September 30,           September 30,
                                                 (unaudited)             (unaudited)
                                             ------------------       ------------------
                                              1995        1996         1995        1996
                                             ------      ------       ------      ------
Net Sales                                     100.0%      100.0%       100.0%      100.0%
Cost of goods sold                             63.1        61.8         63.1        62.6
                                             ------      ------       ------      ------

     Gross profit                              36.9        38.2         36.9        37.4

Operating, selling, general and
   administrative expenses                     34.7        36.5         33.7        35.0
                                             ------      ------       ------      ------

     Earnings from operations                   2.2         1.7          3.2         2.4

Other income (expense)
     Interest expense                          (2.9)       (0.3)        (2.9)       (1.3)
     Other, net                                 0.3         0.1          0.2         0.2
                                             ------      ------       ------      ------

Net earnings (loss) before income taxes       (0.4)         1.5          0.5         1.3

Provision (benefit) for income taxes              -        (0.6)           -        (0.6)
                                             ------      ------       ------      ------

Net earnings (loss)                           (0.4)%         .9%         0.5%        0.7%
                                             =======     =======      =======     =======

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

NET SALES. Product sales increased by approximately $622,000 or 10.7% from $5.8 million for the three months ended September 30, 1995 to $6.5 million for the three months ended September 30, 1996. $544,000 of this increase was due to an increase in sales relating to the opening of one store in December of 1995, the purchase of two stores in the second quarter of 1996 and the opening of one new store in September of 1996. The remaining $78,000 or 1.3% increase in net sales resulted from same store sales growth.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

COST OF GOODS SOLD. Cost of goods sold increased from $3.7 million for the three months ended September 30, 1995 to $4.0 million for the three months ended September 30, 1996. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased primarily from a one-time, $80,000 cash discount realized from new vendor negotiations.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased approximately $330,000 from $2.0 million for the three months ended September 30, 1995 to $2.4 million for the three months ended September 30, 1996. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. The increase in OSG&A expenses as a percentage of net sales resulted primarily from overhead expenses incurred in anticipation of acquiring new stores.

INTEREST EXPENSE. Interest expense decreased $151,892 from $169,705 for the three months ended September 30, 1995 to $17,813 for the three months ended September 30, 1996. The decreased interest expense resulted primarily from the repayment of debt from the initial public offering completed on April 8, 1996.

PROVISION FOR INCOME TAXES. The Company was taxed as a S Corporation prior to the completion of its initial public offering on April 8, 1996, therefore, no income taxes were recorded for the three months ended September 30, 1995. The provision for income taxes for the three months ended September 30, 1996 of $36,823 is related to the net earnings recorded subsequent to April 8, 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

NET SALES. Product sales increased by approximately $1.9 million or 10.9% from $17.3 million for the nine months ended September 30, 1995 to $19.2 million for the nine months ended September 30, 1996. $1,013,000 of this increase was due to an increase in sales relating to the opening of one new store in December of 1995, the purchase of two new stores in the second quarter of 1996 and the opening of one new store in September 1996. The remaining $869,000 or 5.0% increase in net sales resulted from same store sales growth.

COST OF GOODS SOLD. Cost of goods sold increased from $10.9 million for the nine months ended September 30, 1995 to $12 million for the nine months ended September 30, 1996. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased primarily from a one-time, $80,000 cash discount realized from new vendor negotiations.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased approximately $892,000 from $5.8 million for the nine months ended September 30, 1995 to $6.7 million for the nine months ended September 30, 1996. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. The increase in OSG&A expenses as a percentage of net sales resulted primarily from overhead expenses incurred in anticipation of acquiring new stores.

INTEREST EXPENSE. Interest expense decreased $255,977 from $499,220 for the nine months ended September 30, 1995 to $243,243 for the nine months ended September 30, 1996. The decreased interest expense resulted primarily from the repayment of debt from the initial public offering completed on April 8, 1996.

PROVISION FOR INCOME TAXES. The Company was taxed as a S Corporation prior to the completion of its initial public offering on April 8, 1996. In conjunction with the completion of the initial public offering, the Company was required to record the cumulative tax effect of its net deferred income taxes of $44,400 on this date. As a result, the provision for income taxes for the nine months ended September 30, 1996 includes this one-time charge and the income taxes related to the net earnings recorded subsequent to April 8, 1996.

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

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources`

The Company's primary capital requirements have been the repayment of long-term debt and trade payables, funding of new store acquisitions and openings, increased inventory levels, expansion of the delivery vehicle fleet and new computer enhancements. These capital requirements have been funded by trade credit, net proceeds from an initial public offering of common stock which occurred on April 8, 1996, lines of credit and the private placement of unregistered common stock.

In September 1996, while negotiating with APS for new terms on its supply agreement, the Company utilized its line of credit to pay down its trade payables to APS by $4 million. As a condition of this payment, Autoparts Finance Company, Inc., a subsidiary of APS, agreed to purchase 227,273 shares of Common Stock of the Company in a private transaction at $11.00 per share (the fair market value at that date). The purchase was consummated on October 25, 1996.

On October 25, 1996, the Company acquired from APS the business of six auto parts stores located in the state of Florida. The six auto parts stores are located in Ocala, Wildwood, Orlando, Cape Canaveral and Belleview. Each of the new stores marks the Company's first entry into the respective markets. As a result of the acquisition, the Company now operates 33 auto parts stores, all located in the state of Florida. The purchase price of the stores was approximately $2.7 million. Approximately $2.4 million of the purchase price was paid with cash received from the sale of Common Stock described above. The availability of such funds resulted from the prior utilization of the Company's line of credit with the Barnett Bank, N.A. to pay down the accounts payable to APS which is also described above. The balance of the purchase price will be paid from the Company's line of credit. The Company intends to continue the operations of each of the acquired stores as auto parts stores.

The Company proposes to continue to expand its operations primarily through acquisitions. In October 1996, the Company amended its existing $7 million revolving line of credit with Barnett Bank N. A. by increasing the borrowing limit to $12 million. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. This line of credit is available through September 30, 1998 and carries a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. This line, among other provisions, requires the Company to maintain, at the minimum, a current ratio of one to one, the ratio of total liabilities to tangible net worth not to exceed
2.25 to 1 and a times interest earned multiple of 1.25 or greater.

Management believes that the Company's existing cash, cash expected to be provided from operations, trade credit from its vendors and existing lines of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 month period.

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

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

On November 1, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing the acquisition of six auto parts stores from APS, Inc. and the sale to Autoparts Finance Company, Inc., a subsidiary of APS, of 227,273 shares of Common Stock of the Company in a private transaction at $11.00 per share (the fair market value at the date of the agreement).

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            The Parts Source, Inc.
                                             d/b/a Ace Auto Parts


                                    -------------------------------------------
                                                 (Registrant)

      November 13, 1996
---------------------------
           (Date)                              /s/ Robert B. Morgan
                                    -------------------------------------------
                                                 Robert B. Morgan
                                       Chief Financial and Accounting Officer
                                    (Principal Financial and Accounting Officer)