Form 10KSB
period 1996-12-31
PARTS SOURCE INC
filed 1997-03-26
CIK 1009241

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]
For the year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from______________________ to _____________________

                           Commission File No. 0-27864

                             THE PARTS SOURCE, INC.
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                59-3149403
                 -------                                ----------
(State of incorporation or organization) (I.R.S. Employer Identification Number)

1751 S. MISSOURI AVENUE, CLEARWATER, FL                    34616
---------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 588-0377

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's operating revenues for its most recent fiscal year were $26,755,921.

         As of February 28, 1997, 3,412,273 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock of the Registrant held by non-affiliates (1,492,273 shares) was approximately $28,726,255 based on the market price at that date.

                       DOCUMENT INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement regarding the 1997 annual shareholders meeting is incorporated by reference in Part III (Items 10 through 13) of this Report.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The actual results of The Parts Source, Inc. d/b/a
Ace Auto Parts (the "Company) could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis or Plan of Operations" and "Business." Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1997 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

         Competition. Both the Professional Installer and Do-It-Yourself ("DIY") portions of the Company's business are highly competitive. The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and auto part stores, automobile dealerships and national warehouse distributors and associations, such as National Automotive Parts Association ("NAPA"), Steego and Parts Plus. Competitors in the DIY portion of the Company's business include national and regional automotive parts chains such as Discount Auto, Western Auto and Pep Boys, independently owned auto parts stores, automobile dealerships and mass or general merchandise, discount and convenience chains that carry automotive products in Florida. Many of the Company's competitors are larger and have greater financial resources than the Company.

         No Assurance of Future Growth. Management believes that the Company's ability to acquire additional stores will be a significant factor in achieving its growth objectives for the future. The ability of the Company to implement its expansion program is dependent, in part, on matters beyond the Company's control, such as availability of existing locations for sale, zoning and other issues related to new store site development, the availability of qualified management personnel and general business and economic conditions. No assurance can be given that the Company's growth plans will be achieved.

         Need for Additional Financing. The Company will be dependent upon additional equity or debt financing to continue its acquisition program. To the extent that the Company incurs indebtedness or issues debt securities to fund the growth program, the Company will be subject to risks associated with incurring additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

         Reliance on One Supplier. The Company's business is dependent in a material respect upon its close relationship with its principal vendor, APS, and its ability to continue to purchase products from this vendor at favorable prices and favorable terms, including those offered through financial incentives, such as cooperative advertising arrangements, other marketing incentive programs and non-financial benefits such as distribution services. In February, 1996, the Company entered into a seven year purchasing agreement with APS. A disruption of this vendor relationship, or a material reduction in any of the terms of purchase, advertising, incentive or other programs, would likely materially adversely affect the Company's business. During the year ended December 31, 1996, APS supplied the Company with approximately 78% of its product needs. The Company views its relationship with APS and its other vendors to be very good.

         Dependence Upon Key Personnel. The success of the Company has been largely dependent on the efforts of Messrs. Thomas and Robert Cox and the loss of the service of either of these individuals could have a materially adverse effect on the Company's business and results of operations. Additionally, in order to successfully manage its growth strategy, the Company will be dependent upon its ability to continue to attract and retain qualified personnel. There can be no assurance that the Company will be able to continue to attract such personnel.

         Continued Control of the Company by Principal Shareholders. Messrs. Thomas and Robert Cox, together with members of their family, own beneficially approximately 56.3% of outstanding shares of the Company's Common Stock. As a result, Messrs. Thomas and Robert Cox acting together will continue to have the ability to exercise effective voting control of the Company, including the election of all of the Company's directors, and on any other matter being voted on by the Company's shareholders, including any merger, sale of assets or other change in control of the Company.

         No Dividends and None Anticipated. The Company has not paid any dividends since its inception and does not intend to pay dividends in the foreseeable future.

         Volatility of Stock Price. The trading price of the Company's Common Stock may be highly volatile and could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for the securities of many companies generally, which fluctuations often are unrelated to operating results.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         The Company is a specialty supplier and retailer of automotive replacement parts, tools, supplies, equipment and accessories to both Professional Installers and DIY customers. The Company operates 38 auto parts stores in Florida of which 12 are wholesale stores selling primarily to the Professional Installers and 26 are traditional stores selling both to the Professional Installer and DIY customers. The Company also maintains approximately 200 radio dispatched trucks that can make most deliveries to its wholesale customers within 30 minutes. Stores carry an extensive product line of hard parts including brakes, belts, hoses, filters, cooling system parts, tune-up parts, shock absorbers, gaskets, batteries, bearings, engine parts, remanufactured alternators and starters, chassis parts and exhaust systems. In addition, the Company also carries (i) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products; (ii) accessories, such as floor mats and seat covers; (iii) automotive tools; and (iv) professional service equipment. For the year ended December 31, 1996, approximately 90% of the Company's sales was derived from hard parts. Approximately 85% of the Company's 1996 product sales was derived from Professional Installers and 15% from DIY customers.

BACKGROUND

         The original Ace Auto Parts ("Ace") commenced operations in 1923 in St. Petersburg, Florida. Ace was a one-store operation and remained as such for many years. In the early 1950's the business was sold to a new owner and a second store was opened in Seminole, Florida, a neighboring community. In early 1971, the father of Messrs. Thomas and Robert Cox ("Mr. Cox, Sr."), together with a third party, purchased Ace. In 1972, Linco Auto Parts, Inc. ("Linco") was formed to own or lease and operate the auto parts stores, with Ace acting primarily as a distributor to the stores. In 1977, Mr. Cox, Sr. became the sole owner of Ace, and Linco was acquired by Messrs. Thomas and Robert Cox. By 1988, Linco had expanded its operations to 29 stores with annual sales revenues of approximately $20,000,000.

         In 1988, it was determined that Ace and Linco required additional resources to continue improving and expanding their operations. Based on the anticipated future growth, Ace needed a larger warehouse and a new computer system, and Linco needed capital to open new locations. The Cox family began a search for an investor to help accomplish these goals. In late 1988, Mr. Cox, Sr. sold the business of Ace and Messrs. Thomas and Robert Cox sold the operations of Linco to a private investor who continued the operations under a newly formed corporation. Messrs. Thomas and Robert Cox continued on as President and Vice President, respectively, of the new company. The investor chose to leverage the purchase, which resulted in substantial interest costs. Approximately two years later, Messrs. Thomas and Robert Cox (and certain other key employees) left the new company due to differences in management philosophy with the investor. The investor continued to operate the business until October 1992 when it filed a petition under Chapter 11 of the Federal Bankruptcy Act.

         In October 1992, Messrs. Thomas and Robert Cox organized the Company for the purpose of opening a new auto parts store. In early 1993, they started working to formulate a plan to accomplish the repurchase of the Ace/Linco operations which were sold in 1988. On April 28, 1993, the Company purchased substantially all of the assets of the business for approximately $2,850,000 and assumed liabilities aggregating approximately $1,500,000. The purchase was financed by Autoparts Finance Company, Inc. ("AFCO"), an affiliate of APS. The number of stores was reduced from 29 to 18 stores, all existing inventory was replaced with new inventory, and a new computer system was installed.

         During the next several months emphasis was placed on rehiring those key employees who were instrumental in the previous success of the business but had left under the investor's ownership, closing two additional stores to help reduce expenses, installing a comprehensive customer service program which included radio dispatch deliveries, and re-establishing a full time sales force to call on wholesale customers. Monthly sales have grown from approximately $780,000 in May 1993 to a current monthly average of approximately $3,000,000. Profitability has had a similar turnaround from a net loss for the year ended December 31, 1993 of approximately $900,000 to a profit for the year ended December 31, 1996 of approximately $180,000. The Company, as of December 31, 1996, operated 38 auto parts stores, primarily as a result of acquisitions.

STORE OPERATIONS

         Company stores generally range in size from 4,200 to 6,000 square feet. The Company believes that its stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently most traditional stores are free-standing buildings situated on or near major traffic thoroughfares, which offer ample parking and easy customer access. Each traditional store carries a mixture of hard parts and accessories. The inventory of a wholesale store consists only of hard parts. Traditional stores carry 18,000-20,000 different SKUs of which 13,000 to 15,000 represent hard parts, whereas a wholesale store will carry 17,000-19,000 different hard part SKUs. Both the traditional store and wholesale store sales are generated by a full-time sales force, knowledgeable employees, and free delivery service.

         Company stores service two distinct types of customers - the Professional Installer (wholesale) customer and the DIY (retail) customer. The Company's traditional stores average 75% to 80% in Professional Installer sales and 20% to 25% in DIY sales. The Company's wholesale stores sell only to the Professional Installer. In addition, because wholesale stores carry a greater selection of hard part SKUs, including certain lower turnover hard parts not generally carried in the traditional store, a wholesale store also provides the traditional stores within its area with access to a greater selection of hard part SKUs on a same day basis. The Company also provides a delivery service to its wholesale customers with approximately 200 radio dispatched trucks. The Company's 38 stores also receive inventory deliveries nightly from APS. The deliveries replenish each store with the inventory sold the previous day and also provides a store with the ability to special order SKUs not normally stocked by the Company's stores. This enables the Company to provide next day service to both the wholesale and DIY customers.

         The Company's stores offer the Professional Installer and the DIY customer a wide selection of nationally recognized brand name and "Big A" (APS private label) products for domestic and imported automobiles, vans and trucks. In 1996, new and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, accounted for approximately 90% of the Company's total sales. Each traditional store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products, and accessories, such as floor mats and seat covers, automotive tools and professional service equipment.

         The Company has recently upgraded its computer system for improved inventory control, to maintain order points on each SKU for daily product replacement, electronic cataloging, and point of purchase.

OPERATING STRATEGY

         Because the Company pursues both the Professional Installer and the DIY portions of the automotive aftermarket through its store network, the Company believes that it is able to reach most consumers of automotive products within its market areas. The demand generated by this customer base permits the Company to (i) offer a broad selection of SKUs, and (ii) restock and fill special orders from its principal supplier, APS, on an overnight, or in some cases, a same-day basis. Because of its distribution arrangement with its principal supplier, the Company does not need to maintain a warehouse. This allows the Company to utilize its working capital and management resources for store operations, but still provide its customers with up to 160,000 SKUs. See "Purchasing" and "Inventory Management" below.

         The Company also believes that its service to both the Professional Installer and DIY portions of the automotive aftermarket results in additional benefits not generally enjoyed by competitors serving only one portion of the market. Because the Company deals with the more technically-oriented Professional Installers, the Company's sales personnel are required to be more technically proficient, particularly with regard to hard parts. The Company has found that such technical proficiency is also valued by its DIY consumers, thereby enhancing the Company's ability to fulfill its customer service strategy. The Company's philosophy is to be a wholesale customer's one call and a DIY customer's one stop for all their automotive needs.

GROWTH STRATEGY

         The Company's growth strategy is to expand its operations by purchasing automotive parts stores as they become available. The Company believes that because of the recent trend in consolidation occurring in the industry, independent operators will constantly be available for purchase. Key factors considered by the Company in the acquisition selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. Although the cost to acquire the business of an independently owned parts store varies, depending primarily on the amount of inventory and the amount, if any, of real estate being acquired, the Company estimates that the average cost to acquire such a business and convert it to a Company store ranges from approximately $225,000 to $350,000, excluding real estate. Of this amount approximately $175,000 to $250,000 is allocable to inventory and the remainder to fixed assets. The Company estimates that an additional $75,000 is needed to fund the stores operations for the initial four month period of operations. In the event acquisitions are not possible, the Company will attempt to lease a location and refurbish it as a Company store. The costs associated with opening a new leased location is slightly greater than acquiring a business and converting it to a Company store. Because the majority of the Company's sales comes from its wholesale customer base, the first determining factor in selecting a new store location is the amount of wholesale business available in that area. When the Company targets an area for a new store in a metropolitan market, a study is performed on available sites. If good retail space is available at reasonable rates and market size and competition warrant it, a traditional store is opened. If not, a wholesale store is opened. During 1994, 1995 and 1996, the Company acquired or opened stores as follows: During 1994, the Company acquired seven stores of which four were wholesale stores acquired from APS and three were traditional stores. In December 1995, the Company opened one new traditional store. In 1996, the Company acquired thirteen stores of which four were wholesale stores and nine were traditional stores (seven of these stores were acquired from APS) and one new store was opened in September. In January 1997, the Company acquired one traditional store and opened one wholesale store.

         Same store growth through increased sales and profitability is also an important part of the Company's growth strategy. To achieve improved sales and profitability at Company stores, the Company continually strives to improve upon the service provided to its customers. The Company believes that while pricing is essential in the highly competitive environment of the automotive aftermarket business, it is customer satisfaction (whether of the Professional Installer or the DIY customer), resulting from customer service that generates increased sales and profitability.

ACQUISITIONS

         During 1996 the Company acquired in four separate transactions the businesses of thirteen auto parts stores in the state of Florida. The total revenues of such stores aggregated approximately $1,934,000 from the date of their acquisition. Eleven of such stores were acquired in the fourth quarter. In January 1997 the Company acquired the business of an auto parts store located in Melbourne, Florida. The cost of such business was approximately $223,000. The aggregate purchase price for all of these businesses, which approximated $4,475,000, was paid primarily from the Company's credit facility and with proceeds received from the initial public offering and the private sale of unregistered Common Stock.

CUSTOMER SERVICE

         The Company believes it is not only in the business of selling auto parts, but as important, is in the service business. Heavy emphasis is placed on having professional personnel to provide responsive customer service. Employees receive extensive on-the-job training and participate in a cash incentive program, allowing them to share in the Company's success.

         The Company's number one priority is customer satisfaction. The Company seeks to attract new Professional Installer and DIY customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering (i) superior in-store service through highly-motivated, technically-proficient sales people using advanced point-of-sale systems, (ii) an extensive selection of SKUs stocked in each store, (iii) same day or next day delivery of over 160,000 SKUs, (iv) attractive stores in convenient locations,
(v) competitive pricing, and (vi) a national warranty program.

         Each of the Company's sales personnel is required to be technically proficient in the workings and application of automotive products. See "Personnel Training" below. This degree of technical proficiency is essential because of the significant portion of the Company's business represented by the Professional Installer. The Company has found that the typical DIY customer often seeks assistance from sales people, particularly in connection with the purchase of hard parts. The Company believes that the ability of its sales personnel to provide such assistance is valued by the DIY customer, and therefore is likely to result in repeat DIY business. To assist the Company's sales personnel in providing customer service, the Company has installed advanced point-of-sale information systems. These systems provide individual stores with access to the Company's data base of manufacturer recommended parts and the ability to locate parts at other stores.

PURCHASING

         In 1993, in connection with the purchase of Ace, the Company entered into a product purchase agreement with APS, a national distributor of a broad array of "Big A" brand and manufacturers branded automotive replacement parts, as well as tools, equipment, supplies and accessories. Under the terms of this agreement, the Company agreed, for a five (5) year period, to purchase merchandise from APS over any given four (4) month consecutive billing period, at a minimum average of 75% of the Company's cost of goods. In February, 1996, the Company agreed to extend the purchase agreement until February 2003. Purchases under this agreement aggregated approximately $13.3 million and $11.0 million in 1996 and 1995, respectively.

         APS operates approximately 37 warehouses throughout the country with the closest to the Company's stores located in Ocala, Florida. APS has been able to provide the Company with same day or next day delivery of needed parts.

         The Company participates in several APS "Big A" programs, among which are the following:

         - A national warranty program ("NWP"). The Company is able to offer its customers an NWP, good at approximately 2,000 Big A associates across the country.

         - A national advertising program. The Company believes that because Florida is such a large tourist and winter resident state, the national advertising program, plus the NWP, gives the Company stores added recognition and a competitive edge with visitors to the state.

         - A national account program. This program makes the Company a pre-approved vendor to most national service centers such as Firestone, Sears, Montgomery Ward, etc.

         In addition to the above programs, APS provides the Company with (i) brand name products, (ii) pricing economies through increased purchasing power, and (iii) various services, including assistance in marketing, cataloging and inventory control.

         APS is a publicly held corporation whose shares of common stock are traded on the Nasdaq National Market System. According to reports filed with the Securities and Exchange Commission, APS, formed in 1989, believes that it is the second largest wholly-owned warehouse distributor of automotive replacement parts in the United States. It supplies parts to more than 2,000 "Big A" parts stores owned by independent jobbers and over 575 APS owned auto parts stores. For the year ended January 27, 1996 and the nine months ended October 25, 1996, APS had net sales of approximately $604 million and $669 million, respectively, and net income of approximately $7 million and $13 million, respectively. Its total stockholders' equity at January 27, 1996 and October 25, 1996 was approximately $124 million and $138 million respectively.

         A disruption of the Company's vendor relationship with APS, or a material reduction in any of the terms of purchase, advertising, incentive or other programs, would likely materially adversely affect the Company's business. However, the Company believes that if its relationship with APS were to end, it would be able to replace APS with another national distributor of similar parts which offers similar programs.

INVENTORY MANAGEMENT

         The Company believes that by purchasing its inventory needs from APS it saves the expense of operating a warehouse which requires a large investment in inventory and fixed assets. The Company further believes that APS, with its national buying power, is able to meet all of the Company's future needs and keep the Company competitive.

         The Company maintains an inventory control department which, with the help of APS and their vendors, assures that the inventory in the stores is current and up-to-date. The department is constantly adding new SKUs and deleting SKUs that have become less popular. APS provides the Company with the ability to return inventory, thereby virtually eliminating loss from obsolescence.

         All inventory is maintained on a computer which establishes a minimum and a maximum order point for each SKU. The computer is equipped with electronic cataloging that has improved productivity. The computer also supplies the Company with productivity reports by counter and sales personnel.

MARKETING

         Since a majority of the Company's revenues are derived from the sale of automotive products to the Professional Installer, the Company devotes substantial time and energy to the development of its Professional Installer business. The Company's Vice President of Sales and Marketing is primarily responsible for the development and maintenance of the Company's Professional Installer business. There are 28 full time outside sales people operating from the Company's traditional and wholesale stores dedicated solely to calling upon and selling to the Professional Installer. Moreover, each store manager participates in these activities by calling on existing and potential new Professional Installers on a regular and periodic basis. The Company has approximately 200 radio dispatched trucks to provide prompt delivery service to the Professional Installer. Approximately 160 inside technically trained sales personnel market products to retail and wholesale customers.

         The Company promotes sales to DIY consumers through an advertising program which includes direct mail, newspaper and limited radio and television advertising in selected markets. Newspaper advertisements are generally directed toward specific product and price promotions, frequently in connection with specific sales events and promotions. The Company also sponsors several automotive related events in its market area each year in an effort to reach wholesale and retail customers. The Company believes that its advertising and promotional activities have resulted in significant name recognition in its market area.

         The Company believes that a competitive pricing policy is essential within product categories in order to compete successfully. Product pricing is generally established to meet the pricing policies of competitors in the market area served by each store. Most automotive products sold by the Company are priced at discounts from the manufacturer's suggested list prices and additional savings are offered through volume discounts and special promotional pricing.

PERSONNEL TRAINING

         The Company believes that technical proficiency on the part of each sales person is essential to meet the needs of its customers, particularly the Professional Installer, and that the technical proficiency of its sales personnel resulting from the Company's training program provides the Company with a significant advantage over the smaller retail operators and the less specialized mass merchandisers.

         The Company's training function is led and managed by its Vice President of Sales and Marketing through a series of bi-weekly, monthly and semi-annual sessions for store managers and sales personnel. The Company views its training and development program as the key to its continued long-term success. Management believes that if it trains, develops, manages and motivates the Company's employees properly, then customers, in turn, will receive the superior service the Company views as its competitive advantage in the marketplace.

COMPETITION

         The automotive parts aftermarket is highly competitive. Automotive products, similar or identical to those sold at the Company's stores, are generally available from a variety of different competitors in the communities served by Ace Auto Parts stores. The principle modes of competition are customer service, merchandise selection and availability, location, and price.

         The Company's major competitors in the Professional Installer portion of its business include indepen dent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association
(NAPA), Steego and Parts Plus. Competitors in the DIY portion of its business within its current market area include automotive parts chains such as Discount Auto, Western Auto and Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandise, discount and convenience chains that carry automotive products.

         Although the Company believes that it competes effectively in its market area, many of its competitors, or their parent organizations, are larger in terms of sales volume and have access to greater capital and management resources.

EMPLOYEES

         As of December 31, 1996, the Company had 496 employees, 114 of whom work at the Company's traditional stores, 46 work at the Company's wholesale stores, 28 were engaged as outside sales personnel, 280 were engaged as delivery personnel, and 28 work at the corporate and administrative headquarters. The Company's employees are not subject to a collective bargaining agreement. The Company considers its relations with its employees to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

SERVICE MARKS AND TRADEMARKS

         The name Ace Auto Parts has been used by the Company and its predecessor corporations since 1923. The Company has registered the service mark Ace Auto Parts in the State of Florida. The Company believes that its business is not materially dependent on any patent, trademark, service mark or copyright.

ITEM 2. DESCRIPTION OF PROPERTIES

         The Company operates 38 auto parts stores in Florida. Of such stores, one is owned by the Company, ten are leased from entities owned by Messrs. Thomas and Robert Cox, and one is leased from Joan Z. Cox, Trustee, mother of Messrs. Thomas and Robert Cox. The remaining 26 stores are leased from non-affiliated third parties. In addition, the Company leases from an affiliate of Messrs. Thomas and Robert Cox a 4,000 square foot facility used as a battery distribution center for the Company. The Ace Auto Parts stores generally range in size from 4,200 to 6,000 square feet. The Company's executive offices are located in one of the Company's traditional stores located at 1751 S. Missouri Avenue, Clearwater, Florida.

ITEM 3. LEGAL PROCEEDINGS

         On March 20, 1997, Automotive One Parts Stores, Inc., a Florida corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiffs allege that the Company (i) interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and (ii) misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiff's are seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         From the effective date of Registrant's initial public offering on April 8, 1996, the Registrant's Common Stock has been and continues to be traded on the over-the-counter market and is included for quotation on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") and the Boston Stock Exchange ("BSE"). There was no public market for the Registrant's Common Stock prior to April 8, 1996.

         The following table sets forth the range of high and low bid information for the Registrant's Common Stock for the period from the initial public offering to the end of the fourth quarter of 1996.

                  1996                                      High           Low
                  ----                                      ----           ---
                  Second Quarter (since April 8)           13 3/4          8 1/2
                  Third Quarter                            13 3/4         10
                  Fourth Quarter                           16              9 1/2

         The market information above is derived from quotations on the National Market System of Nasdaq. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not necessarily represent actual transactions.

HOLDERS

         As of December 31, 1996 the approximate number of holders of record of the Registrant's Common Stock was 31 and the number of beneficial holders was approximately 1,200.

DIVIDENDS

         The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of the management of Registrant to utilize all available funds for working capital and expansion of operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

         Since the Company's acquisition of substantially all of the assets of Ace Auto Parts Co., Inc. in April 1993, the Company's growth has resulted primarily through an increase in sales from the existing stores, the acquisition of additional stores and the opening of new stores when strategic acquisitions were not available. At December 31, 1993 the Company operated 16 stores. The Company acquired seven stores in 1994, opened one additional store in 1995, acquired thirteen stores and opened one store in 1996. At December 31, 1996 the Company operated 38 stores.

         Through 1995 the Company's growth and working capital needs were capitalized with debt made available through APS, the Company's major supplier. At December 31, 1995 the Company was operating 24 stores, interest expense was 2.9% of sales and future growth was postponed until the high levels of debt could be replaced with equity. On April 8, 1996, as a result of the Company's initial public offering, the Company received approximately $7.9 million, paid $5.6 million of long-term debt and used the remaining proceeds for new store growth and working capital. On October 25, 1996 the Company sold restricted
stock to APS which generated $2.5 million.   The proceeds were used towards the
purchase of six auto parts stores from APS. In addition, in January 1997 the Company increased its line of credit to $12.5 million.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical operating results for the Company as a percentage of net sales.

                                                                          Year Ended
                                                                         December 31,
                                                                      -------------------
                                                                       1995         1996
                                                                       ----         ----
Net sales                                                             100.0%       100.0%
Cost of goods sold                                                     62.9         63.8
                                                                      -----        -----
     Gross profit                                                      37.1         36.2
Operating, selling, general and administrative expenses                33.7         34.0
                                                                      -----        -----
     Earnings from operations                                           3.4          2.2
Other income (expense)
     Interest expense                                                  (2.9)        (1.2)
     Other, net                                                         0.2          0.1
                                                                      -----        -----
Net earnings before income taxes                                        0.7          1.1
Provision for income taxes                                              --            .4
                                                                      -----        -----
Net earnings                                                            0.7%         0.7%
                                                                      =====        =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Sales. Product sales increased $3.8 million or 16.6% from $22.9 million in 1995 to $26.7 million in 1996. $2.2 million of this increase was due to the first year operations in 1996 of the fourteen new stores which were acquired and opened during 1996. An additional $1.6 million or 7.2% increase from existing store sales, resulted from continued improvement in the Company's customer service.

         Cost of Goods Sold. Cost of goods sold increased from $14.4 million (or 62.9% of net sales) in 1995 to $17.1 million (or 63.8% of net sales) in 1996. This dollar increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales increased primarily from sales increases in lower gross margin wholesale sales and certain one time rebates received in 1995.

         Operating, Selling, General and Administrative ("OSG&A") Expenses. OSG&A expenses increased $1.4 million from $7.7 million in 1995 to $9.1 million in 1996. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. This increase was partially offset by reimbursements of promotional expenses received from suppliers.

         Interest Expense. Interest expense decreased from $667,850 in 1995 (or 2.9% of net sales) to $329,517 in 1996 (or 1.2% of net sales). This decrease resulted primarily from the repayment of debt with proceeds received from the Company's initial public offering completed on April 8, 1996.

         Provision for Income Taxes. The Company was taxed as an S Corporation prior to the completion of its initial public offering on April 8, 1996. In conjunction with the completion of the initial public offering, the Company was required to record the cumulative tax effect of its net deferred income taxes of $44,400 on this date. As a result, the provision for income taxes for the year ended December 31, 1996 includes this one-time charge and the income taxes related to the net earnings recorded subsequent to April 8, 1996.

         New Accounting Pronouncements. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of (SFAS No. 121). Under SFAS No. 121, impairment losses on long-lived assets are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not result in an impairment loss.

         Effective January 1, 1996, the Company elected to continue using the accounting method promulgated by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, for employee stock awards and adopted all other provisions of SFAS No. 123, Accounting for Stock Based Compensation, the effect of which was insignificant to the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary capital requirements have been the repayment of long-term debt and trade payables, funding of new store acquisitions and openings, increased inventory and accounts receivable levels, expansion of the delivery vehicle fleet and new computer enhancements. These capital requirements have been funded by trade credit, net proceeds from an initial public offering of common stock which occurred on April 8, 1996, lines of credit and the private placement of unregistered common stock.

         The Company proposes to continue to expand its operation primarily through acquisitions. In January 1997, the Company amended its existing $7.5 million revolving line of credit with Barnett Bank N.A. by increasing the borrowing limit to $12.5 million. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. This line of credit is available through September 30, 1998 and carries a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. This line, among other provisions, requires the Company to maintain, at the minimum, a current ratio of one to one, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1 and a times interest earned multiple of 1.25 or greater.

         Management believes that the Company's existing cash, cash expected to be provided from operations, trade credit from its vendors and existing lines of credit will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 month period.

INFLATION AND SEASONALITY

         The Company does not believe its operations are materially affected by inflation. The Company has been successful, in many cases, in reducing the effects of merchandise cost increases principally by taking advantage of vendor incentive programs, economies of scale resulting from increased volume of purchases and selective forward buying.

         Although store sales have historically been somewhat higher in the first quarter (January through March), the Company does not consider its business to be materially affected by seasonality.

ITEM 7. FINANCIAL STATEMENTS.

         The information required by this Item is found immediately following the signature page of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

         (a) Directors

         Reference is made to the Registrant's definitive proxy statement for the 1997 annual shareholders meeting involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference.

         (b) Executive Officers

         The following table sets forth the names and ages of all executive officers of the Registrant, including all positions and offices with the Registrant held by him.

     Name                     Age      Position
     ----                     ---      --------
     Thomas D. Cox            48       President
     Robert A. Cox            51       Executive Vice President
     Robert B. Morgan         31       Vice President/Finance and Controller
     Frank M. Kelly           53       Vice President of Sales and Marketing

         Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his successor is duly elected and qualified. Thomas D. Cox and Robert A. Cox, Jr. each are parties to an employment agreement with the Registrant through April 8, 1998. The following is a summary of the business experience during the past five years of each of the Registrant's executive officers.

         THOMAS D. COX has been President of the Company and its predecessors from 1977 to the present, except for approximately an eighteen month interval (1991-1993) during which the predecessor company was owned by another investor. In 1992, Thomas Cox, together with his brother, Robert Cox, opened an aftermarket auto parts store and caused the Company to be formed. In 1993, the Company purchased the assets and assumed certain of the liabilities of Ace/Linco. Mr. Thomas Cox has served on numerous warehouse associations and councils, advising aftermarket manufacturers on the needs of the auto parts industry.

         ROBERT A. COX has been Vice President from 1977 to the present except for approximately a two-year interval (1991-1993) during which the predecessor company was owned by another investor. Mr. Cox has served as Executive Vice President of the Company since November 1992. From 1971 to May 1977, Mr. Cox was Vice President of Florida Outdoor, Inc., a family owned corporation specializing in billboard advertising.

         ROBERT B. MORGAN is the Company's Vice President of Finance and its Controller. Mr. Morgan has been with the Company and its predecessor since 1989. He has served in many different capacities in finance and marketing. In 1993, Mr. Morgan became Vice President/Finance and Controller of the Company. He holds a Bachelor's degree in Accounting from the University of Florida and a Masters Degree in Marketing from the University of South Florida. Mr. Morgan is a Certified Public Accountant.

         FRANK M. KELLY is the Vice President of Sales and Marketing. He manages sales distribution, market planning, advertising and public relations. Mr. Kelly has been employed by the company and its predecessor since 1991. Prior to becoming Vice President, he served as a District Manager and Sales Manager. From 1988 to 1991 Mr. Kelly served Sales Manager for Steego Auto Parts in Ft. Myers, Florida. Mr. Kelly has over 27 years experience in the wholesale and retail markets.

ITEM 10. EXECUTIVE COMPENSATION

         Reference is made to the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Registrant's definitive proxy statement for the 1997 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    3 (a)         Articles of Incorporation, as amended*
      (b)         By-laws*
    10(a)         Copy of Stock Option Plan*
      (b)         Copy of Underwriter's Warrant Agreement*
      (c)         Copy of Supply Agreement between the Registrant and A.P.S.,
                  Inc.*
      (d)         Copy of Lease Agreement between Linco Auto Parts, Inc. and the
                  Registrant (Seminole, Florida)*
      (e)         Copy of Lease Agreement between Linco Auto Parts, Inc. and the
                  Registrant (Pinellas Park, Florida)*
      (f)         Copy of Lease Agreement between Linco Auto Parts, Inc. and the
                  Registrant (Bradenton, Florida)*
      (g)         Copy of Lease Agreement between Joan Z. Cox, Trust, Inc. and the Registrant (Clearwater, Florida)*
      (h)         Copy of Lease Agreement between Linco Auto Parts, Inc. and the
                  Registrant (St. Petersburg, Florida)*
      (i)         Copy of Lease Agreement between Linco Auto Parts, Inc. and the
                  Registrant (St. Petersburg, Florida)*
      (j)         Copy of Lease Agreement between Cozer Enterprises and the
                  Registrant (Dunedin, Florida)*
      (k)         Copy of Lease Agreement between Cozer Enterprises and the
                  Registrant (Largo, Florida)*
      (l)         Copy of Lease Agreement between Cozer Enterprises and the
                  Registrant (Sarasota, Florida)*
      (m)         Copy of Lease Agreement between Cozer Enterprises and the
                  Registrant (Spring Hill, Florida)*
      (n)         Copy of Lease Agreement between Cozer Enterprises and the
                  Registrant (Winter Haven, Florida)*
      (o)         Copy of Lease Agreement between Linco Auto Parts, Inc. and the
                  Registrant (St. Petersburg, Florida)*
      (p)         Copy of Amended and Restated Continuing Credit and Security
                  Agreement*
      (q)         Agreement of Sale by and between The Parts Source, Inc. and
                  A.P.S. Inc. dated as of October 22, 1996 (Incorporated by reference to the Company's Form 8-K Report dated October 25,
                  1996-File No. 0-27864)

      (r) Agreement of Sale by and between The Parts Source, Inc. and Central Motor Supply, Inc., Central Motor Supply of Alachua, Inc., Central Motor Supply of Williston, Inc., Central Motor Supply of Hawthorne, Inc., Central Motor Supply of East Gainesville, Inc. and Mr. William Stanley, dated November 27, 1996 (Incorporated by reference to the Company's Form 8-K Report dated November 27, 1996-File No. 0-27864)

       27            Financial Data Schedule (for SEC use only)

---------------------
* Incorporated by reference to the Exhibits to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-1568A) on February 21, 1996

** Filed herewith

(b)      Reports on Form 8-K

         Report on Form 8-K, dated October 25, 1996, reporting the Registrant's acquisition from A.P.S., Inc., the business (consisting of certain assets, principally inventory and fixed assets) of six auto parts stores located in the state of Florida.

         Report on Form 8-K, dated November 27, 1996, reporting the Registrant's acquisition from Central Motor Supply, Inc., Central Motor Supply of Alachua, Inc., Central Motor Supply of Williston, Inc., Central Motor Supply of Hawthorne, Inc., Central Motor Supply of East Gainesville, Inc. and Mr. William Stanley, of the business (consisting of certain assets, principally inventory and fixed assets) of five auto parts stores located in and around the Gainesville, Florida area.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



         Dated: March 26, 1997          THE PARTS SOURCE, INC.

                                        By: /s/ THOMAS D. COX
                                           -------------------------------------
                                           Thomas D. Cox, President and Chief
                                           Executive Officer


                                        By: /s/ ROBERT B. MORGAN
                                           -------------------------------------
                                           Robert B. Morgan, Chief Financial
                                           Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ THOMAS D. COX                   Director          March 26, 1997
------------------------------
Thomas D. Cox


/s/ ROBERT A. COX, JR.              Director          March 26, 1997
------------------------------
Robert A. Cox, Jr.


/s/ M. STEVEN SEMBLER               Director          March 26, 1997
------------------------------
M. Steven Sembler


/s/ JAMES M. CHADWICK               Director          March 26, 1997
------------------------------
James M. Chadwick, Esq.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                                      INDEX


                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                          F-2

Balance Sheet                                                               F-3

Statements of Earnings                                                      F-4

Statement of Stockholders' Equity                                           F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
The Parts Source, Inc.
(d/b/a Ace Auto Parts)

We have audited the accompanying balance sheet of The Parts Source, Inc. (d/b/a Ace Auto Parts) as of December 31, 1996 and the related statements of earnings, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Parts Source, Inc. (d/b/a Ace Auto Parts) as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                             GRANT THORNTON LLP

Tampa, Florida
March 7, 1997

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                                  BALANCE SHEET

                                December 31, 1996

                                                       ASSETS
CURRENT ASSETS
  Cash                                                                                                     $    20,508
  Accounts receivable
    Trade, net of allowance for doubtful accounts of $116,000                                                2,144,752
    Other - primarily suppliers                                                                                703,800
  Inventories                                                                                               12,864,797
  Refundable income taxes                                                                                       46,400
  Prepaid expenses                                                                                              67,287
  Deferred tax benefit                                                                                          69,475
                                                                                                           -----------
          Total current assets                                                                              15,917,019

PROPERTY AND EQUIPMENT, NET                                                                                  2,604,594

OTHER ASSETS
  Excess of cost over net assets acquired, net of accumulated amortization of $46,600                        1,274,903
  Non-compete agreement, net of accumulated amortization of $1,400                                             168,583
  Other                                                                                                         96,903
                                                                                                           -----------
                                                                                                             1,540,389
                                                                                                           -----------
                                                                                                           $20,062,002
                                                                                                           ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current installments of
    Long-term obligations                                                                                  $   105,484
    Notes payable, related parties                                                                             179,823
  Accounts payable, trade                                                                                    2,661,063
  Accrued liabilities                                                                                        1,141,325
                                                                                                           -----------
          Total current liabilities                                                                          4,087,695

LONG-TERM OBLIGATIONS, less current portion                                                                  5,756,011
NOTES PAYABLE, RELATED PARTIES, less current portion                                                            97,450
OTHER LIABILITIES                                                                                               23,520
DEFERRED INCOME TAXES                                                                                          143,875
COMMITMENTS AND CONTINGENCIES                                                                                     --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares authorized, none issued or outstanding                       --
  Common stock, $.001 par value, 10,000,000 shares authorized, 3,412,273 shares issued and
    outstanding                                                                                                  3,412
  Additional paid-in capital                                                                                 9,828,318
  Retained earnings                                                                                            121,721
                                                                                                           -----------
                                                                                                             9,953,451
                                                                                                           -----------
                                                                                                           $20,062,002
                                                                                                           ===========


         The accompanying notes are an integral part of this statement.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                             STATEMENTS OF EARNINGS

                            Years ended December 31,


                                                              1995            1996
                                                          ------------    ------------
Net sales                                                 $ 22,942,783    $ 26,755,921
Cost of goods sold                                          14,427,871      17,060,337
                                                          ------------    ------------

          Gross profit                                       8,514,912       9,695,584

Operating, selling, general and administrative expenses      7,730,635       9,102,522
                                                          ------------    ------------

          Earnings from operations                             784,277         593,062
                                                          ------------    ------------

Other income (expense)
    Interest expense                                          (667,850)       (329,517)
    Other, net                                                  35,958          31,545
                                                          ------------    ------------
                                                              (631,892)       (297,972)
                                                          ------------    ------------

Earnings before income taxes                                   152,385         295,090
Provision for income taxes                                        --           117,600
                                                          ------------    ------------

Net earnings                                              $    152,385    $    177,490
                                                          ============    ============


Pro forma information
    Historical earnings before income taxes               $    152,385    $    295,090
    Provision for income taxes                                  42,800         105,600
                                                          ------------    ------------

    Pro forma net earnings                                $    109,585    $    189,490
                                                          ============    ============

    Pro forma net earnings per common share               $        .05    $        .07
                                                          ============    ============

    Weighted average common shares outstanding               2,000,000       2,907,452
                                                          ============    ============





        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                     Years Ended December 31, 1995 and 1996

                                                                                     Retained
                                          Common              Additional             Earnings
                                           Stock           Paid in Capital           (Deficit)                 Total
                                          ------           ---------------          -----------             -----------
Balance at January 1, 1995                $2,000             $      --               $(821,279)              $ (819,279)

     Net earnings                           --                      --                 152,385                  152,385
                                          ------             -----------             ---------               ----------

Balance at December 31, 1995               2,000                    --                (668,894)                (666,894)

     Initial public offering, net of
       offering costs of $305,000          1,185               7,941,670                  --                  7,942,855

     Recapitalization for change in
       income tax status, S Corporation
       to C Corporation                     --                  (613,125)              613,125                     --

     Sale of restricted stock                227               2,499,773                  --                  2,500,000

     Net earnings                           --                      --                 177,490                  177,490
                                          ------             -----------             ---------               ----------

Balance at December 31, 1996              $3,412             $ 9,828,318             $ 121,721               $9,953,451
                                          ======             ===========             =========               ==========







         The accompanying notes are an integral part of this statement.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                            STATEMENTS OF CASH FLOWS

                            Years Ended December 31,



                                                                            1995           1996
                                                                        -----------    ------------
Increase (Decrease) in Cash

Cash flows from operating activities:
  Net earnings                                                          $   152,385    $    177,490
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                         185,030         315,113
      Deferred income taxes                                                    --            74,400
      Other                                                                 (10,510)         (9,275)
      Changes in assets and liabilities, net of business acquisitions
        Increase in accounts receivable                                    (503,795)       (991,477)
        Increase in inventories                                            (859,272)     (1,893,302)
        Increase refundable income taxes                                       --           (46,400)
        (Increase) decrease in prepaid expenses                              17,301          (9,686)
        Decrease in other assets                                              7,843          81,299
        Increase (decrease) in accounts payable                           1,754,137      (3,051,487)
        Increase (decrease) in accrued liabilities                          (36,804)          6,843
        Decrease in other liabilities                                       (20,000)        (46,667)
                                                                        -----------    ------------
               Net cash provided by (used in) operating activities          686,315      (5,393,149)
                                                                        -----------    ------------

Cash flows from investing activities:
  Cash paid for acquisitions of businesses, net of cash acquired             (1,706)     (3,831,732)
  Payment for purchase of non-compete agreement                                --           (85,000)
  Purchases of property and equipment                                      (410,098)     (1,079,314)
  Proceeds from disposition of property and equipment                        37,982          31,328
                                                                        -----------    ------------
                Net cash used in investing activities                      (373,822)     (4,964,718)
                                                                        -----------    ------------

Cash flows from financing activities:
  Proceeds from borrowings under line of credit                                --         5,753,171
  Repayments of long-term obligations                                      (303,237)     (5,977,000)
  Net proceeds from initial public offering                                    --         7,942,855
  Net proceeds from sale of restricted stock                                   --         2,500,000
  Other                                                                     (50,678)        (32,677)
                                                                        -----------    ------------
               Net cash provided by (used in) financing activities         (353,915)     10,186,349
                                                                        -----------    ------------

Decrease in cash                                                            (41,422)       (171,518)

Cash, beginning of year                                                     233,448         192,026
                                                                        -----------    ------------

Cash, end of year                                                       $   192,026    $     20,508
                                                                        ===========    ============

        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1995 and 1996


NOTE A - DESCRIPTION OF BUSINESS

Business

The Parts Source, Inc. (d/b/a Ace Auto Parts) (the Company) was incorporated under the laws of the State of Florida in October 1992 and is a specialty wholesaler and retailer of automotive replacement parts, maintenance items and accessories for the professional installer and "do it yourself" markets throughout Florida.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1996.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories, which consist of automotive hard parts, maintenance items, accessories and tools, are stated at lower of cost or market with cost determined using the last-in, first-out (LIFO) method. The replacement cost of the LIFO inventories approximated the carrying amount of the inventories at December 31, 1996.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.
Accelerated methods are used for tax purposes.

Expenditures for additions, major renewals or betterments are capitalized and expenditures for repairs and maintenance are charged to earnings as incurred.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Excess of Cost Over Net Assets Acquired

Goodwill is amortized using the straight-line method over periods of ten and fifteen years. Management periodically reviews the carrying amount of goodwill for indications of impairment by analyzing, among other things, the actual and projected cash flows at the related store level. No impairment was identified in 1995 and 1996.

Non-Compete Agreement

Costs incurred in connection with a non-compete agreement are being amortized over an estimated life of ten years on a straight-line basis. The estimated life of the non-compete agreement acquired in connection with the Central Motor Supply acquisition (Note D) considers not only the contractual term of the non-compete agreement, but also the Company's estimated length of future employment of the previous majority shareholder of the acquired business.

Pre-opening costs

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to earnings as incurred.

Advertising and Promotional Expenses

The Company expenses its share of advertising and promotional expenses as such costs are incurred. The portion of advertising expenditures that are recoverable from vendors and other cooperative programs are recorded as a receivable. The Company does not defer any portion of its share of advertising costs.

Accounting for Impairment of Long-Lived Assets

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of (SFAS No. 121). Under SFAS No. 121, impairment losses on long-lived assets are recognized when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS No. 121 did not result in an impairment loss.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company accounts for income taxes on the liability method, as provided by SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Prior to the completion of its initial public offering on April 8, 1996, the Company was taxed as a S Corporation. As such, the Company's taxable income was included in the income tax returns of its stockholders for federal and state income tax purposes. Upon completion of its initial public offering, the Company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation. As a result, on April 8, 1996, the Company recorded a net deferred tax liability of $44,400 which represents the tax effect of the cumulative temporary differences existing on this date with a corresponding charge to the provision for income taxes in accordance with SFAS No. 109.

Concentration of Credit Risk

The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements and have consistently been within management's expectations.

Stock Based Compensation

Effective January 1, 1996, the Company elected to continue using the accounting method promulgated by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, for employee stock awards and adopted all other provisions of SFAS No. 123, Accounting for Stock Based Compensation, the effect of which was insignificant to the Company's financial statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE C - INITIAL PUBLIC OFFERING

On April 8, 1996, the Company completed an initial public offering of 1,185,000 shares of common stock, par value of $.001 per share, for $8.00 per share. The offering generated net proceeds to the Company of $7,942,855 after deducting offering expenses of $304,745. The proceeds, net of offering costs, were credited to additional paid-in capital in 1996. A portion of such proceeds were used to reduce approximately $5,600,000 of long-term indebtedness. The remaining proceeds were used to expand operations and for general working capital purposes.


NOTE D - ACQUISITIONS

In October 1996, the Company purchased substantially all of the assets and assumed certain liabilities of six auto parts stores from APS, Inc. The acquisition was accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since the date of acquisition. Of the approximately $2.9 million in total costs involved in the acquisition, approximately $2.4 million was paid in cash from the proceeds received from the sale of 227,273 shares of unregistered stock to APS, Inc. at $11.00 per share, $400,000 was funded through borrowings from the Company's line of credit, with the remainder in the form of assumption of specified liabilities. The Company allocated approximately $1.9 million of the purchase price to tangible assets. Approximately $1.1 million in goodwill was recorded related to this acquisition.

In November 1996, the Company purchased certain assets and assumed certain liabilities of five auto parts stores from Central Motor Supply, Inc. The acquisition was accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since the date of acquisition. Of the approximately $931,950 in total costs involved in the acquisition, approximately $838,000 was funded through borrowings from the Company's line of credit, with the remainder in the form of assumption of specified liabilities. The Company allocated approximately $832,000 to tangible assets. Approximately $100,000 in goodwill was recorded related to this acquisition. In addition, the Company paid $170,000 for a non-compete agreement with the key owner of the acquired business.

Also in 1996, the Company purchased certain net assets of two auto parts stores in separate transactions. Total consideration paid amounted to approximately $635,000 of which the purchase price was allocated to the net tangible assets acquired.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE D - ACQUISITIONS - Continued

The following unaudited pro forma information presents the combined results of operations as if the acquisitions had occurred at the beginning of the respective periods. The unaudited pro forma information is not necessarily indicative of the results which would have actually occurred had the transaction been in effect on the dates and for the periods indicated or which may result in the future.

                                                 Years Ended December 31,
                                              ----------------------------
                                                 1995             1996
                                              -----------      -----------
         Net sales                            $33,760,337      $36,025,401

         Net earnings                         $    61,121      $   318,506

         Net earnings per common share        $       .03      $        .11

In December 1995, the Company's principal stockholders transferred to the Company substantially all of the assets of approximately $128,000 and certain liabilities of approximately $128,000 of The Battery Source, a distributor of automotive batteries and a division of a company also owned by the Company's principal stockholders, for a nominal consideration ($1.00). The Company's and The Battery Source's operations are in essence presented on a historical cost basis in a manner similar to a pooling-of-interests and as such had an insignificant effect on these financial statements.


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:

                                                                                            Life
                                                                                           (Years)
                                                                                           -------
          Land                                                            $  195,842
          Building and leasehold improvements                                225,959          40
          Furniture and fixtures                                             684,924       10-15
          Computer equipment                                                 865,642           7
          Transportation equipment                                         1,263,985         5-7
                                                                          ----------
                                                                           3,236,352
          Less:  accumulated depreciation and amortization                   631,758
                                                                          ----------
                                                                          $2,604,594
                                                                          ==========

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 1996:

         Revolving line of credit, interest at LIBOR plus 2%; due September 30,
         1998; collateralized by substantially all the assets of the Company               $5,543,544

         Note payable, requiring monthly installments of principal and interest of $2,192, interest at a fixed rate of 10%; due November 2000 with a final installment of $168,078 due at maturity; personally guaranteed by the two majority stockholders of the Company
                                                                                              197,272

         Various obligations under capital leases, requiring monthly installments of approximately $8,300 including interest at various
         rates; collateralized by certain equipment and vehicles                              120,679
                                                                                           ----------
                                                                                            5,861,495
         Less current maturities                                                              105,484
                                                                                           ----------
                                                                                           $5,756,011
                                                                                           ==========

The revolving line of credit agreement was amended in January 1997, to provide for up to twelve million of borrowings subject to the amount of eligible inventory and accounts receivable. The Company also has available a $500,000 non-revolving line of credit. At December 31, 1996, the Company had approximately $1,960,000 available under these lines of credit. Interest rates on advances made under the revolving line of credit were 7.48% as of December 31, 1996. These agreements, among other provisions, contain certain financial covenants requiring the Company to maintain at a minimum, a current ratio of one, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1, and a times interest earned multiple of 1.25 or greater. At December 31, 1996, the Company was in compliance with the covenants contained in the loan agreements.

Aggregate maturities of long-term obligations are as follows for the years ended December 31:

                  1997                                    $  105,484
                  1998                                     5,568,853
                  1999                                        11,888
                  2000                                       175,270
                                                          ----------
                                                          $5,861,495
                                                          ==========

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE G - NOTES PAYABLE, RELATED PARTIES

In 1993, the Company executed an unsecured promissory note in the amount of $551,932, payable to the two majority stockholders of the Company. The note is payable upon demand but to the extent the related stockholders do not call for repayment, the terms of the note require monthly installments of $6,000, including interest at 9%. During 1996, a receivable of $152,222 from the two majority stockholders was offset against the notes payable balance. In addition, $93,300 in demand payments were made. Due to these events, the installment payments terminate in July 1999. The two majority stockholders do not intend to demand repayment in the next twelve months. In addition, during December 1995 the Company assumed an unsecured promissory note in connection with an acquisition in the amount of $80,000, payable to the father of the two majority stockholders. The note is payable on demand and bears interest at 12%.

Future maturities are as follows for the years ending December 31,

          1997                                                        $179,823
          1998                                                          65,908
          1999                                                          31,542
                                                                      --------
                                                                      $277,273
                                                                      ========


Interest expense on these notes aggregated approximately $38,000 and $37,000 in 1995 and 1996, respectively.


NOTE H - STOCKHOLDERS' EQUITY

In connection with the Company's initial public offering, the Board of Directors approved in January 1996 an increase in the Company's capital stock authorized from 5,000 to 10,000,000 shares of $.001 par value common stock and authorized 2,000,000 shares of $.001 par value preferred stock. In February 1996, the Company effected a stock split whereby each share of common stock was exchanged for 2,000 shares of new Common Stock. The stock split has been reflected retroactively in these financial statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE H - STOCKHOLDERS' EQUITY - Continued

The Board of Directors is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative, participating, option or other special rights, and qualifications, limitations, or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of December 31, 1996, the Board had not authorized any issuances of series of preferred stock and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.

In September 1996, the Company agreed to pay down its accounts payable balance with its major supplier, APS, by $4 million. As a condition of this payment, Autoparts Finance Company, Inc., a subsidiary of APS, agreed to purchase 227,273 shares of unregistered common stock of the Company for $11.00 per share (the fair market value at that date).


NOTE I - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 1993, the Company entered into a product purchase agreement with APS, a national distributor of replacement auto parts. Under the terms of this agreement, the Company agreed, for a five-year period commencing on April 27, 1993, to purchase merchandise from APS over any given four month consecutive billing period, at a minimum, an average of 75% of the Company's costs of goods, as defined, and not perform a bulk transfer of assets nor transfer its leasehold interests in properties where it conducts business without giving APS a 45-day written notice and giving APS the right of first refusal. In February 1996, the agreement was extended to February 2003. Purchases under this agreement aggregated approximately $11,071,000 and $13,298,000 in 1995 and 1996, respectively.

Currently, the Company purchases most of its inventory from APS. A sufficient number of other suppliers and/or manufacturers could supply the same inventory. A disruption of this vendor relationship, or a material reduction in any of the terms of purchase, advertising, incentive or other programs, would likely materially adversely affect the Company's business.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

In conjunction with the product purchase agreement entered into with APS on April 27, 1993 referred to above, the Company entered into a product purchase agreement with another supplier. Under the terms of this agreement, the Company agreed, over a five-year period coinciding with the APS agreement, to purchase their product through APS. In exchange for this commitment, the Company received an incentive deposit of $100,000. In December of 1996, the supplier notified the Company that they had fulfilled their obligation under the agreement and the remaining deposit would be forgiven. Accordingly, $47,000 was recognized as income in 1996.

Leases

The Company leases certain stores from unrelated parties under non-cancelable operating leases. Such leases expire during the years 1997 to 2005. In addition, the Company leases certain stores, including its corporate offices, from entities affiliated through common ownership. Such leases expire in the year 2000. Rent expense under leases with entities affiliated through common ownership aggregated $504,731 and $502,818 in 1995 and 1996, respectively.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more, including commitments of $502,818 in 1997 through 2000 in connection with the related party leases, are as follows:

          1997                                                      $1,114,726
          1998                                                       1,020,348
          1999                                                         965,107
          2000                                                         812,628
          2001                                                         209,274
          Thereafter                                                    63,282
                                                                    ----------
                                                                    $4,185,365
                                                                    ==========

Rent expense for these real estate operating leases with unrelated parties was $269,736 and $377,262 in 1995 and 1996, respectively.

Legal Proceedings (Unaudited)

On March 20, 1997, Automotive One Parts Stores, Inc., a Florida Corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiffs allege that the Company interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiffs are seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend the action.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE J - INCOME TAXES

As described in Note B, the Company was taxed as an S Corporation prior to the completion of its initial public offering in April 1996 and was not subject to federal and state income taxes prior to this date.

The provision for income taxes for the year ended December 31, 1996 is as follows:

         Current:
          Federal                                                     $ 36,000
          State                                                          7,200
                                                                      --------
                                                                        43,200
                                                                      --------

         Deferred:
          Federal
          State                                                         63,500
                                                                        10,900
                                                                      --------
                                                                        74,400
                                                                      --------

                                                                      $117,600
                                                                      ========

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate for the year ended December 31, 1996 is as follows:

         Federal income taxes, at statutory rates                                  34.0%
         State income taxes, net of federal benefit                                 3.6
         Benefit of graduated tax rates                                            (2.0)
         Tax effect of net earnings attributable to S Corporation                  (6.2)
         Cumulative effect of change in tax status from an
          S Corporation to a C Corporation                                          9.5
         Other, net                                                                 1.0
                                                                                   ----

                                                                                   39.9%
                                                                                   ====

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE J - INCOME TAXES - Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at December 31, 1996:

         Deferred tax assets:
          Allowance for doubtful accounts                              S  43,700
          Goodwill                                                        13,800
          Non-deductible accruals and reserves                            26,000
                                                                       ---------
                                                                          83,500
                                                                       ---------
         Deferred tax liabilities:
          Depreciation                                                  (157,900)
                                                                       ---------
         Net deferred tax liabilities                                  $ (74,400)
                                                                       =========


NOTE K - PRO FORMA INFORMATION

Pro forma income taxes

The following information reflects the pro forma effect on income taxes as if the Company's earnings had been subject to federal and state income taxes as a C Corporation for all periods presented:

                                                       1995               1996
                                                     --------           --------
         Current:
          Federal                                     $ 3,700           $ 49,300
          State                                         1,400              9,900
                                                     --------           --------
                                                        5,100             59,200
                                                     --------           --------

         Deferred:
          Federal                                      30,600             39,600
          State                                         7,100              6,800
                                                     --------           --------
                                                       37,700             46,400
                                                     --------           --------

                                                      $42,800           $105,600
                                                     ========           ========

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE K - PRO FORMA INFORMATION - Continued

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rates are as follows:

                                                                   1995     1996
                                                                  ------    -----
          Federal income taxes, at statutory rates                 34.0%    34.0%
          State income taxes, net of federal benefit                4.1      3.6
          Other, principally benefit of graduated tax rates       (10.0)    (1.8)
                                                                  -----     ----
                                                                   28.1%    35.8%
                                                                  =====     ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at December 31:

                                                           1995          1996
                                                         --------     ---------
          Deferred tax assets:
            Allowance for doubtful accounts              $ 17,500      $ 43,700
            Deferred revenue recognition                   13,600          --
            Goodwill                                       14,500        13,800
            Non-deductible accruals and reserves           16,700        26,000
                                                         --------     ---------
                                                           62,300        83,500
                                                         --------     ---------

          Deferred tax liabilities:
            Depreciation                                  (84,800)     (157,900)
                                                         --------     ---------

          Net deferred tax liability                     $(22,500)     $(74,400)
                                                         ========     =========

Pro forma net earnings per common share

Pro forma net earnings per common share is computed by dividing pro forma net earnings by the weighted average common shares outstanding during the period. Pro forma net earnings includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes.

If the initial public offering of 1,185,000 shares of common stock had occurred on January 1, 1996 and approximately $5,551,600 of the total net proceeds had been applied to the reduction of debt, pro forma net earnings per share would have been $.11 for the year ended December 31, 1996 (assuming 2,693,947 weighted average common shares outstanding). The Company's stock options (common stock equivalents) were not included in weighted average common shares outstanding as the dilutive effect is insignificant.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE L - EMPLOYEE BENEFITS

401(k)

The Company has a 401(k) profit-sharing plan (the Plan) for the benefit of its employees. To be eligible to participate, an employee must be twenty-one years of age and have at least one year of employment with the Company. Participants may contribute pre-tax earnings up to the maximum allowable under the Internal Revenue Code, with a provision for the Company to match up to 10% of participant contributions. Participants' rights to Company-contributed benefits vest over three to eleven years of service, as defined in the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. No contributions were made to the Plan in 1995 and 1996.

Incentive Stock Option Plan

In connection with the initial public offering, the Board of Directors adopted a stock option plan under which incentive or non-statutory stock options may be granted to directors, officers and key employees. A total of 175,000 shares of Common Stock have been reserved for issuance under the plan. The exercise price on options granted shall not be less than the fair market value of the stock on the date of grant and will expire no later than ten years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. In the case of a stockholder owning more than 10% of the outstanding stock of the Company, the exercise price of an incentive option may not be less than 110% of the fair market value of the stock on the date of grant, and such options will expire no later than five years from the date of grant. Also, aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual in any calendar year may not exceed $100,000.

The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's proforma net earnings and proforma net earnings per common share would have been reduced to the proforma amounts indicated below:

                                                       1996
                                                       ----

Proforma net earnings       As reported                $189,490
                            Proforma (unaudited)       $141,715

Proforma net earnings per
 common share               As reported                    $.07
                            Proforma (unaudited)           $.05


The fair value of each option grant is estimated on the date of grant using Binomial options-pricing model with the following weighted average assumptions used for grants in 1996: no dividend yield, expected volatility of 33 percent, risk-free interest rate of 6.07 percent and expected lives of 3 years.


The following table summarizes information about common stock options outstanding at December 31, 1996:

                                            Options Outstanding
                              ------------------------------------------------
                                                  Weighted            Weighted
                                Number             Average            Average
             Range of         Outstanding         Remaining           Exercise
          Exercise Prices     at 12/31/96      Contractual Life         Price
          ---------------     -----------      ----------------       --------
                                                  (in Years)
               $ 8.00           130,000              4.33              $ 8.00
               $11.25            15,000                 5              $11.25
               $12.00            30,000                 5              $12.00
                                -------
                                175,000
                                -------

No options were exercisable or forfeited in 1996.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1995 and 1996


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1996, the carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these items.

The carrying amounts of current and long-term portions of notes payable and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.


NOTE N - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                        1995            1996
                                                      --------        --------
          Cash paid during the year for:
            Interest                                  $673,651        $332,308
            Income taxes                              $   --          $ 89,600

Supplemental schedule of non-cash investing and financing activities:

In 1995 and 1996, the Company acquired vehicles under capital lease obligations totaling $10,482 and $24,340, respectively.

In 1995, the Company purchased land and a building by incurring a mortgage of $255,658 to the seller.

In 1996, the Company purchased substantially all of the assets of thirteen auto parts stores in 1996. In conjunction with the acquisitions, specified liabilities were assumed as follows:

          Fair value of assets acquired                            $ 4,511,306
          Cash paid                                                 (3,831,732)
                                                                   -----------
          Liabilities assumed                                      $   679,574
                                                                   ===========