Form 10QSB
period 1997-03-31
PARTS SOURCE INC
filed 1997-05-15
CIK 1009241

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                     --------------------------------------

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

At April 30, 1997, 3,412,273 shares of Common Stock of the Registrant were outstanding.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                                      INDEX

                                                                                     Page
PART I.    FINANCIAL INFORMATION                                                    Number
                                                                                    ------

           Item 1.  Financial Statements

                    Condensed Statements of Earnings--Three months ended
                      March 31, 1996 (unaudited) and March 31, 1997 (unaudited)         3

                    Condensed Balance Sheets--December 31, 1996 and
                      March 31, 1997 (unaudited)                                        4

                    Condensed  Statement of Stockholders'  Equity  (Deficit)--
                      Year ended December 31, 1996 and three months ended
                      March 31, 1997 (unaudited)                                        5

                    Condensed Statements of Cash Flows--Three months ended
                      March 31, 1996 (unaudited) and March 31, 1997 (unaudited)         6

                    Notes to Condensed Financial Statements--March 31, 1997
                      (unaudited)                                                    7-10

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                           11-14


PART II.   OTHER INFORMATION                                                           15

SIGNATURES                                                                             16



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                        CONDENSED STATEMENTS OF EARNINGS

                                                              Three Months Ended
                                                                    March 31,
                                                          --------------------------
                                                                  (unaudited)
                                                              1996            1997
                                                          -----------    -----------
Net sales                                                 $ 6,240,718    $ 9,667,979
Cost of goods sold                                          3,990,115      6,149,624
                                                          -----------    -----------
     Gross profit                                           2,250,603      3,518,355

Operating, selling, general and administrative expenses     2,039,263      3,277,196
                                                          -----------    -----------

     Earnings from operations                                 211,340        241,159
                                                          -----------    -----------

Other income (expense)
     Interest expense                                        (162,372)      (135,057)
     Other, net                                                 6,801        (21,354)
                                                          -----------    -----------
                                                             (155,571)      (156,411)
                                                          -----------    -----------

Earnings before income taxes                                   55,769         84,748
Provision for income taxes                                       --           33,500
                                                          -----------    -----------

Net earnings                                              $    55,769    $    51,248
                                                          ===========    ===========

Net earnings per common share                                            $       .02
                                                                         ===========
Weighted average common shares outstanding                                 3,412,273
                                                                         ===========

Pro forma information
     Historical earnings before income taxes              $    55,769
     Provision for income taxes                                20,986
                                                          -----------
     Pro forma net earnings                               $    34,783
                                                          ===========

     Pro forma net earnings per common share              $       .02
                                                          ===========
     Weighted average common shares outstanding             2,000,000
                                                          ===========





   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                            CONDENSED BALANCE SHEETS

                                                                  December 31,   March 31,
                                                                      1996          1997
                                                                  -----------   -----------
                                 ASSETS                                         (unaudited)
CURRENT ASSETS
    Cash                                                          $    20,508   $   136,710
    Accounts receivable
        Trade, net of allowance for doubtful accounts of
          $116,000 and  $140,000, respectively                      2,144,752     2,750,802
        Other-primarily suppliers                                     703,800       981,109
    Inventories                                                    12,864,797    13,786,177
    Refundable income taxes                                            46,400         5,900
    Prepaid expenses                                                   67,287       218,100
    Deferred tax benefit                                               69,475        80,400
                                                                  -----------   -----------
             Total current assets                                  15,917,019    17,959,198

PROPERTY AND EQUIPMENT, NET                                         2,604,594     2,870,653

OTHER ASSETS
    Excess of cost over net assets acquired, net of accumulated
      amortization of $46,600 and $70,000, respectively             1,274,903     1,271,443
    Non-compete agreement, net of accumulated
      amortization of $1,400 and $5,700, respectively                 168,583       164,333
    Other                                                              96,903       133,017
                                                                  -----------   -----------
                                                                    1,540,389     1,568,793
                                                                  -----------   -----------
                                                                  $20,062,002   $22,398,644
                                                                  ===========   ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current installments of
        Long-term obligations                                     $   105,484   $    94,108
        Notes payable, related parties                                179,823       142,073
    Accounts payable, trade                                         2,661,063     3,744,717
    Accrued liabilities                                             1,141,325     1,113,035
                                                                  -----------   -----------
             Total current liabilities                              4,087,695     5,093,933

LONG-TERM OBLIGATIONS, less current portion                         5,756,011     7,057,087
NOTES PAYABLE, RELATED PARTIES, less current portion                   97,450        76,015
OTHER LIABILITIES                                                      23,520        19,110
DEFERRED INCOME TAXES                                                 143,875       147,800

STOCKHOLDERS' EQUITY
    Preferred stock                                                      --            --
    Common stock                                                        3,412         3,412
    Additional paid-in capital                                      9,828,318     9,828,318
    Retained earnings                                                 121,721       172,969
                                                                  -----------   -----------
                                                                    9,953,451    10,004,699
                                                                  -----------   -----------
                                                                  $20,062,002   $22,398,644
                                                                  ===========   ===========


   The accompanying notes are an integral part of these condensed statements.

                                        THE PARTS SOURCE, INC.
                                        (d/b/a Ace Auto Parts)

                         CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              Retained
                                                 Common       Additional       Earnings
                                                  Stock    Paid-in Capital    (Deficit)         Total
                                                 -------  ----------------   -----------     ------------
Balance at January 1, 1996
  as previously reported                          $2,000     $      --        $(668,894)     $   (666,894)

     Restatement for change in inventory
        pricing method from LIFO to FIFO
        (Note B)                                    --              --          (61,973)          (61,973)
                                                  ------     -----------      ---------      ------------
Balance at January 1, 1996, as restated            2,000            --         (730,867)         (728,867)

     Initial public offering, net of offering      1,185       7,941,670           --           7,942,855
        costs of $305,000

     Recapitalization for change in income
        tax status, S Corporation to
        C Corporation                               --          (613,125)       613,125              --

     Sale of restricted stock                        227       2,499,773           --           2,500,000
                                                  ------     -----------      ---------      ------------
     Net earnings                                   --              --          239,463           239,463

Balance at December 31, 1996                       3,412       9,828,318        121,721         9,953,451

     Net earnings (unaudited)                       --              --           51,248            51,248
                                                  ------     -----------      ---------      ------------

Balance at March 31, 1997 (unaudited)             $3,412     $ 9,828,318      $ 172,969      $ 10,004,699
                                                  ======     ===========      =========      ============


































        The accompanying notes are an integral part of this condensed statement.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                      (unaudited)
                                                                               --------------------------
                                                                                 1996             1997
                                                                               ---------      -----------
Increase (Decrease) in Cash
 Cash flows from operating activities:
    Net earnings                                                               $  55,769      $    51,248
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
        Depreciation and amortization                                             55,877          134,514
        Deferred income taxes, net                                                  --             (7,000)
        Other                                                                     (4,168)          (6,503)
        Changes in assets and liabilities, net of acquisition of business:
           (Increase) in accounts receivable                                    (183,436)        (883,359)
           (Increase) in inventories                                            (312,588)        (726,551)
           Decrease in refundable income taxes                                      --             40,500
           (Increase) in prepaid expenses                                        (79,982)        (150,813)
           (Increase) decrease in other assets                                    12,960          (36,114)
           Increase in accounts payable                                          894,104        1,083,654
           (Decrease) in accrued liabilities                                     (13,128)         (58,490)
           (Decrease) in other liabilities                                        (5,000)            --
                                                                               ---------      -----------
                Net cash provided by (used in) operating activities              420,408         (558,914)
                                                                               ---------      -----------

Cash flows from investing activities:
    Cash paid for acquisition of business                                           --           (222,904)
    Purchases of property and equipment                                         (254,222)        (349,520)
    Proceeds from disposition of property and equipment                            7,467           17,025
                                                                               ---------      -----------
                Net cash used in investing activities                           (246,755)        (555,399)
                                                                               ---------      -----------

Cash flows from financing activities:
    Net borrowings under line of credit agreement                                   --          1,312,035
    Repayments of long-term obligations                                          (58,307)         (81,520)
    Deferred offering costs                                                      (49,014)            --
                                                                               ---------      -----------
                Net cash provided by (used in) financing activities             (107,321)       1,230,515
                                                                               ---------      -----------

Increase in cash                                                                  66,332          116,202

Cash, January 1                                                                  192,026           20,508
                                                                               ---------      -----------

Cash, March 31                                                                 $ 258,358      $   136,710
                                                                               =========      ===========
















   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of March 31, 1997 and for the three months ended March 31, 1996 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the prior year's statements to conform with the 1997 presentation.

NOTE B:  INVENTORIES

Effective January 1, 1997, the Company elected to change its method of inventory valuation from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is also an accounting method used in the Company's industry. The Company has applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax purposes.

As required by generally accepted accounting principles, the Company has retroactively adjusted prior years financial statements for this change. The effect of the restatement was to decrease retained earnings at January 1, 1996 by $61,973. The restatement had an insignificant effect on the results of operations for the three months ended March 31, 1996 and 1997.


NOTE C:  ACQUISITIONS

During the first quarter of 1997, the Company acquired substantially all the assets of one auto parts store. This acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of acquisition. The Company paid consideration totaling approximately $223,000 and assumed liabilities totaling approximately $10,000 in exchange for approximately $233,000 of assets. The results of operations of the acquisition is included in the accompanying statements of earnings from the acquisition date. Had the acquisition occurred at the beginning of the periods ended March 31, 1996 or 1997, the results would not have been materially different from those reported.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)


NOTE C:  ACQUISITIONS (continued)

The following unaudited pro forma information presents the combined results of operations as if the APS and Central Motor Supply acquisitions (see Annual Report on Form 10-KSB) that were reported in the fourth quarter of 1996 had occurred at the beginning of the period ended March 31, 1996. The unaudited pro forma information is not necessarily indicative of the results which would have actually occurred had the transactions been in effect on the dates and for the period indicated or which may result in the future.

                                               Three Months Ended
                                                 March 31, 1996
                                               -------------------
            Net sales                             $ 8,939,483

            Net earnings                          $    78,250

            Net earnings per common share         $       .04



NOTE D:  NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.


NOTE E:  INITIAL PUBLIC OFFERING

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

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)


NOTE F:  LINES OF CREDIT

The Company's revolving line of credit agreement was amended in January 1997, to provide for up to twelve million of borrowings subject to the amount of eligible inventory and accounts receivable. The Company also has available a $500,000 non-revolving line of credit. At March 31, 1997, the Company had borrowings of $6,855,580 outstanding under these lines of credit, which are due on September 30, 1998. These borrowings are classified in long term obligations and carry a 7.7% interest rate at March 31, 1997. At March 31, 1997, the Company had approx-imately $2,194,000 available under these lines of credit.


NOTE G:  PRO FORMA NET EARNINGS PER COMMON SHARE

Pro forma net earnings per common share is computed by dividing pro forma net earnings by the weighted average common shares outstanding during the period. Pro forma net earnings includes a pro forma provision for income taxes assuming the Company had been subject to income taxes as a C Corporation for the period presented prior to its initial public offering.

If the initial public offering of 1,185,000 shares of common stock had occurred on January 1, 1996 and approximately $5,551,600 of the total net proceeds had been applied to the reduction of debt, pro forma net earnings per share would have been $.07 for the three months ended March 31, 1996 (assuming 2,693,947 weighted average common shares outstanding).


NOTE H:  INCOME TAXES

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

In conjunction with the completion of the initial public offering on April 8, 1996, the Company has terminated its S Corporation election and has become subject to federal and state income taxes as a C Corporation from that date forward.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)


NOTE I: CONTINGENCIES

On March 20, 1997, Automotive One Parts Stores, Inc., a Florida Corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiffs allege that the Company interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiffs are seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend this action.


NOTE J:  STATEMENTS OF CASH FLOW

Supplemental disclosures of cash flow information:

                                                        Three Months Ended
                                                             March 31,
                                                            (unaudited)
                                                     -----------------------
                                                         1996         1997
                                                     ----------   ----------

   Cash paid for interest                            $  171,673   $  144,840
                                                     ==========   ==========


Supplemental schedule of noncash investing and financing activities:


The Company purchased substantially all the assets of one auto parts store during the three months ended March 31, 1997. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

            Fair value of assets acquired             $ 233,104
            Cash paid                                   222,904
                                                      ---------
                  Liabilities assumed                 $  10,200
                                                      =========

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three months ended March 31, 1996 and March 31, 1997 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's statements of earnings expressed as a percentage of net sales for the periods indicated.

                                                Three Months Ended
                                                     March 31,
                                                    (unaudited)
                                             ------------------------
                                               1996             1997
                                             -------           ------
     Net sales                                100.0%           100.0%
     Cost of goods sold                        63.9             63.6
                                              -----            -----

          Gross profit                         36.1             36.4

     Operating, selling, general
     and administrative expenses               32.7             33.9
                                              -----            -----

          Earnings from operations              3.4              2.5


     Other income (expense)
          Interest expense                     (2.6)            (1.4)
          Other, net                            0.1             (0.2)
                                              -----            -----

     Earnings before income taxes               0.9              0.9
     Provision for income taxes                   -             (0.3)
                                              -----            -----


     Net earnings                               0.9              0.6%
                                                               =====
     Pro forma provision for income taxes      (0.3)
                                              -----

     Pro forma net earnings                     0.6%
                                              =====

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

NET SALES. Product sales increased by approximately $3.4 million or 54.9% from $6.2 million for the three months ended March 31, 1996 to $9.6 million for the three months ended March 31, 1997. $2.8 million of this increase was due to an increase in sales relating to 14 store acquisitions and 2 new store openings since March 31, 1996. The remaining $611,000 or 9.8% increase in net sales resulted from same store sales growth.

COST OF GOODS SOLD. Cost of goods sold increased from $4.0 million for the three months ended March 31, 1996 to $6.1 million for the three months ended March 31, 1997. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales was relatively constant.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased $1.2 million from $2.1 million for the three months ended March 31, 1996 to $3.3 million for the three months ended March 31, 1997. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. The increase in OSG&A expenses as a percentage of net sales resulted primarily from certain new stores who initially operate at a higher expense percentage. These new stores expenses as a percentage of net sales will gradually decrease as sales volume increase in the future.

INTEREST EXPENSE. Interest expense decreased $27,315 from $162,372 for the three months ended March 31, 1996 to $135,057 for the three months ended March 31, 1997. Although outstanding borrowings were higher for the three months ended March 31, 1997 than the comparable 1996 period, the Company experienced lower interest rates charged by almost 2.5% points.

PROVISION FOR INCOME TAXES. For the three months ended March 31, 1996 the Company was taxed as an S Corporation under the provisions of the Internal Revenue Code. Accordingly, no provisions for federal and state income taxes has been recorded in the accompanying historical financial statements for the 1996 period. In conjunction with the completion of the initial public offering on April 8, 1996, the Company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation from that date forward. Therefore, a provision for income taxes has been provided in the three months ended March 31, 1997.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


CHANGE IN ACCOUNTING PRINCIPLE. Effective January, 1 1997, the Company elected to change its method of inventory valuation from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is also an accounting method used in the Company's industry. The Company has applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax purposes. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years financial statements for this change. The effect of the restatement was to decrease retained earnings at January 1, 1996 by $61,973. The restatement had an insignificant effect on the results of operations for the three months ended March 31, 1996 and 1997.

NEW ACCOUNTING PRONOUNCEMENT. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash of $558,914 was used in operating activities for the three months ended March 31, 1997 as compared to $420,408 of net cash provided by operating activities for the three months ended March 31, 1996 primarily as a result of increases in accounts receivable and inventories which were partially offset by an increase in accounts payable. These increases are principally due to new stores acquired in the fourth quarter of 1996, a new store opened in January 1997 and increased sales levels in existing stores.

      Net cash used in investing activities has increased from $246,755 in the three months ended March 31, 1996 to $555,399 in the three months ended March 31, 1997. This increase is primarily from a new store acquisition and an increase in purchases of delivery vehicles and computer equipment.

      Net cash of $1.2 million was provided by financing activities for the three months ended March 31, 1997 as compared to $107,321 of net cash used in financing activities for the three months ended March 31, 1996. This increase resulted primarily from borrowings under the Company's credit facilities. The borrowings were used to fund the acquisition and for general working capital purposes.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


      The Company proposes to continue to expand its operations primarily through acquisitions when an opportunity is available. In January 1997, the Company amended its existing $7.0 million revolving line of credit with Barnett Bank N.A. by increasing the borrowing limit to $12.0 million. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. This line of credit is available through September 30, 1998 and carries a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. This line, among other provisions, requires the Company to maintain, at the minimum, a current ratio of one to one, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1 and a times interest earned multiple of 1.25 or greater. The Company also has available a $500,000 non-revolving line of credit. At March 31, 1997 the Company had approximately $ 2,194,000 available under these lines. In April 1997, the amount available under these lines was increased to approximately $5,641,000 by increasing the amount of eligible inventory.

      Management believes that the cash expected to be provided by operating activities, existing cash, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

      The above discussion contains statements regarding matters that are not historical facts (including statements as to beliefs or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties, the Company's actual results could differ materially from those discussed herein.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        On March 20, 1997, Automotive One Parts Stores, Inc., a Florida Corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiffs allege that the Company interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiffs are seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend this action.


Item 2. Changes in Securities
              None

Item 3. Defaults Upon Senior Securities
              None

Item 4. Submission of Matters to a Vote of Security Holders
              None

Item 5. Other Information
              None

Item 6. Exhibits and Reports on Form 8-K

        Report on Form 8-KA, dated February 10, 1997, to amend report on Form 8-K, dated November 7, 1996, reporting the Registrant's acquisition from Central Motor Supply, Inc., Central Motor Supply of Alachua, Inc.,
        Central Motor Supply of Williston, Inc., Central Motor Supply of Hawthrone, Inc., Central Motor Supply of East Gainesville, Inc. and Mr. William Stanley, of the business (consisting of certain assets, principally inventory and fixed assets) of five auto parts stores located in and around the Gainesville, Florida area.

        Exhibit 18 - Accountant's preferability letter immediately follows the signature page.

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


                                            The Parts Source, Inc.
                                            d/b/a Ace Auto Parts


                                    -------------------------------------------
                                                 (Registrant)

   May 14, 1997
---------------------
      (Date)
                                     /s/  Robert B. Morgan
                                    --------------------------------------------
                                               Robert B. Morgan
                                       Chief Financial and Accounting Officer
                                    (Principal Financial and Accounting Officer)