Form 10QSB
period 1997-06-30
PARTS SOURCE INC
filed 1997-08-11
CIK 1009241

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                     --------------------------------------

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14308

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

At July 31, 1997, 3,412,273 shares of Common Stock of the Registrant were outstanding.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


                                      INDEX

                                                                                    Page
PART I.    FINANCIAL INFORMATION                                                   Number
                                                                                   ------
              Item 1.  Financial Statements

                    Condensed Statements of Earnings--Three and six months ended
                      June 30, 1996 and June 30, 1997 (unaudited)                      3

                    Condensed Balance Sheets--December 31, 1996 and
                      June 30, 1997 (unaudited)                                        4

                    Condensed  Statement of Stockholders'  Equity  (Deficit)--
                      Year ended December 31, 1996 and six months ended
                      June 30, 1997 (unaudited)                                        5

                    Condensed Statements of Cash Flows--Six months ended
                      June 30, 1996 and June 30, 1997 (unaudited)                      6

                    Notes to Condensed Financial Statements --June 30, 1997
                      (unaudited)                                                   7-10

           Item 2.  Management's Discussion and Analysis or Plan of Operations     11-14


PART II.   OTHER INFORMATION                                                          15

SIGNATURES                                                                            16


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                      THE PARTS SOURCE, INC.
                                      (d/b/a Ace Auto Parts)

                                 CONDENSED STATEMENTS OF EARNINGS

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                               (unaudited)                    (unaudited)
                                                      ----------------------------    ----------------------------
                                                           1996            1997            1996            1997
                                                      ------------    ------------    ------------    ------------
Net sales                                             $  6,455,098    $ 10,182,415    $ 12,695,816    $ 19,850,394
Cost of goods sold                                       4,141,294       6,498,441       8,131,409      12,648,065
                                                      ------------    ------------    ------------    ------------
     Gross profit                                        2,313,804       3,683,974       4,564,407       7,202,329

Operating, selling, general and
  administrative expenses                                2,180,916       3,506,114       4,219,511       6,814,166
                                                      ------------    ------------    ------------    ------------

     Earnings from operations                              132,888         177,860         344,896         388,163
                                                      ------------    ------------    ------------    ------------


Other income (expense)
     Interest expense                                      (63,058)       (142,903)       (225,430)       (277,960)
     Other, net                                             27,968           5,514          34,101          15,016
                                                      ------------    ------------    ------------    ------------
                                                           (35,090)       (137,389)       (191,329)       (262,944)
                                                      ------------    ------------    ------------    ------------

Earnings before income taxes                                97,798          40,471         153,567         125,219
Provision for income taxes                                  81,177          17,200          81,177          50,700
                                                      ------------    ------------    ------------    ------------


Net earnings                                          $     16,621    $     23,271    $     72,390    $     74,519
                                                      ============    ============    ============    ============

Net earnings per common share                                         $        .01                    $        .02
                                                                      ============                    ============

Weighted average common shares outstanding                               3,412,273                       3,412,273
                                                                      ============                    ============

Pro forma information

     Historical earnings before income taxes          $    97,798                     $   153,567
     Provision for income taxes                            36,801                          57,787
                                                      -----------                     -----------
     Pro forma net earnings                           $    60,997                     $    95,780
                                                      ===========                     ===========

     Pro forma net earnings per common share          $       .02                     $       .04
                                                      ===========                     ===========

     Weighted average common shares outstanding         3,087,307                       2,543,653
                                                      ===========                     ===========








      The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                            CONDENSED BALANCE SHEETS

                                                                     December 31,   June 30,
                                                                         1996         1997
                                                                    -----------   -----------
                                      ASSETS                                      (unaudited)
CURRENT ASSETS
    Cash                                                            $    20,508   $   232,424
    Accounts receivable
        Trade, net of allowance for doubtful accounts of $116,000
          and $155,000, respectively                                  2,144,752     2,777,336
        Other-primarily suppliers                                       703,800       867,384
    Inventories                                                      12,864,797    14,602,561
    Refundable income taxes                                              46,400          --
    Prepaid expenses                                                     67,287       191,133
    Deferred tax benefit                                                 69,475        84,000
                                                                    -----------   -----------
             Total current assets                                    15,917,019    18,754,838

PROPERTY AND EQUIPMENT, NET                                           2,604,594     3,068,224

OTHER ASSETS
    Excess of cost over net assets acquired, net of accumulated
      amortization of $46,600 and $93,500, respectively               1,274,903     1,247,987
    Non-compete agreement, net of accumulated
      amortization of $1,400 and $9,900, respectively                   168,583       160,083
    Other                                                                96,903       137,311
                                                                    -----------   -----------
                                                                      1,540,389     1,545,381
                                                                    -----------   -----------
                                                                    $20,062,002   $23,368,443
                                                                    ===========   ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Current installments of
        Long-term obligations                                       $   105,484   $    79,524
        Notes payable, related parties                                  179,823       143,492
    Accounts payable, trade                                           2,661,063     3,760,899
    Income taxes payable                                                   --           5,000
    Accrued liabilities                                               1,141,325     1,066,438
                                                                    -----------   -----------
             Total current liabilities                                4,087,695     5,055,353

LONG-TERM OBLIGATIONS, less current portion                           5,756,011     8,061,264
NOTES PAYABLE, RELATED PARTIES, less current portion                     97,450        59,616
OTHER LIABILITIES                                                        23,520        14,700
DEFERRED INCOME TAXES                                                   143,875       152,700

STOCKHOLDERS' EQUITY
    Preferred stock                                                        --            --
    Common stock                                                          3,412         3,412
    Additional paid-in capital                                        9,828,318     9,825,158
    Retained earnings                                                   121,721       196,240
                                                                    -----------   -----------
                                                                      9,953,451    10,024,810
                                                                    -----------   -----------
                                                                    $20,062,002   $23,368,443
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

                                              THE PARTS SOURCE, INC.
                                              (d/b/a Ace Auto Parts)


                                 CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                Retained
                                                       Common     Additional    Earnings
                                                        Stock   Paid-in Capital (Deficit)       Total
                                                       ------   -----------    ---------    ------------
Balance at January 1, 1996
  as previously reported                               $2,000   $      --      $(668,894)   $   (666,894)

     Restatement for change in inventory
        pricing method from LIFO to FIFO (Note B)        --            --        (61,973)        (61,973)
                                                       ------   -----------    ---------    ------------

Balance at January 1, 1996, as restated                 2,000          --       (730,867)       (728,867)

     Initial public offering, net of offering           1,185     7,941,670         --         7,942,855
        costs of $305,000

     Recapitalization for change in income
        tax status, S Corporation to
        C Corporation                                    --        (613,125)     613,125            --

     Sale of restricted stock                             227     2,499,773         --         2,500,000

     Net earnings                                        --            --        239,463         239,463
                                                       ------   -----------    ---------    ------------


Balance at December 31, 1996                            3,412     9,828,318      121,721       9,953,451

     Registration fees related to sale of restricted
       stock (unaudited)                                 --          (3,160)        --            (3,160)

     Net earnings (unaudited)                            --            --         74,519          74,519
                                                       ------   -----------    ---------    ------------

Balance at June 30, 1997 (unaudited)                   $3,412   $ 9,825,158    $ 196,240    $ 10,024,810
                                                       ======   ===========    =========    ============





























   The  accompanying  notes  are an  integral  part of this condensed statement.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                           Six Months Ended
                                                                               June 30,
                                                                             (unaudited)
                                                                    --------------------------
                                                                         1996           1997
                                                                    -----------    -----------
Increase (Decrease) in Cash Cash flows from operating activities:
    Net earnings                                                     $   72,390    $    74,519
    Adjustments to reconcile net earnings to net cash used in
       operating activities:
        Depreciation and amortization                                   128,991        300,873
        Deferred income taxes, net                                       60,577         (5,700)
        Other                                                            (9,153)        (8,062)
        Changes in assets and liabilities, net of acquisitions
         of businesses:
           (Increase) in accounts receivable                           (115,138)      (796,168)
           (Increase) in inventories                                   (616,843)    (1,542,935)
           Decrease in refundable income taxes                             --           46,400
           (Increase) in prepaid expenses                               (82,027)      (123,846)
           (Increase) decrease in other assets                          101,114        (55,530)
           Increase in accounts payable                                 200,811      1,099,836
           Increase in income taxes payable                                --            5,000
           (Decrease) in accrued liabilities                            (91,581)      (105,087)
           (Decrease) in other liabilities                              (10,000)          --
                                                                    -----------    -----------
                Net cash used in operating activities                  (360,859)    (1,110,700)
                                                                    -----------    -----------

Cash flows from investing activities:
    Cash paid for acquisitions of businesses                           (602,423)      (222,904)
    Purchases of property and equipment                                (533,578)      (684,334)
    Proceeds from disposition of property and equipment                  17,864         27,886
                                                                    -----------    -----------
                Net cash used in investing activities                (1,118,137)      (879,352)
                                                                    -----------    -----------

Cash flows from financing activities:
    Net borrowings under line of credit agreement                          --        2,323,644
    Repayments of long-term obligations                              (5,611,754)      (118,516)
    Net proceeds from initial public offering                         7,949,405           --
    Registration fees                                                      --           (3,160)
                                                                    -----------    -----------
                Net cash provided by financing activities             2,337,651      2,201,968
                                                                    -----------    -----------

Increase in cash                                                        858,655        211,916

Cash, January 1                                                         192,026         20,508
                                                                    -----------    -----------

Cash, June 30                                                       $ 1,050,681    $   232,424
                                                                    ===========    ===========




   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of June 30, 1997 and for the three and six months ended June 30, 1996 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the prior year's statements to conform with the 1997 presentation.

NOTE B:  INVENTORIES

Effective January 1, 1997, the Company elected to change its method of inventory valuation from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is an accounting method used in the Company's industry. The Company has applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax purposes.

As required by generally accepted accounting principles, the Company has retroactively adjusted prior years financial statements for this change. The effect of the restatement was to decrease retained earnings at January 1, 1996 by $61,973. The restatement had an insignificant effect on the results of operations for the three and six months ended June 30, 1996 and 1997.

NOTE C:  ACQUISITIONS

During the first quarter of 1997, the Company acquired substantially all the assets of one auto parts store. This acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of acquisition. The Company paid consideration totaling approximately $223,000 and assumed liabilities totaling approximately $10,000 in exchange for approximately $233,000 of assets. The results of operations of the acquisition are included in the accompanying

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)


NOTE C:  ACQUISITIONS (continued)

statements of earnings from the acquisition date. Had the acquisition occurred at the beginning of the periods ended June 30, 1996 or 1997, the results would not have been materially different from those reported.

The following unaudited pro forma information presents the combined results of operations as if the APS and Central Motor Supply acquisitions (see Annual Report on Form 10-KSB) that were reported in the fourth quarter of 1996 had occurred at the beginning of the three and six months ended June 30, 1996. The unaudited pro forma information is not necessarily indicative of the results which would have actually occurred had the transactions been in effect on the dates and for the periods indicated or which may result in the future.

                                         Three Months Ended  Six Months Ended
                                           June 30, 1996      June 30, 1996
                                         ------------------  ----------------
         Net sales                               $9,153,864       $18,093,347

         Net earnings                            $  104,464       $   182,714

         Net earnings per common share           $      .03       $       .07

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

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)


NOTE F:  LINES OF CREDIT

The Company's revolving line of credit agreement was amended in January 1997, to provide for up to twelve million of borrowings subject to the amount of eligible inventory and accounts receivable. The Company also has available a $500,000 non-revolving line of credit. At June 30, 1997, the Company had borrowings of $7,867,188 outstanding under these lines of credit, which are due on September 30, 1998. These borrowings are classified in long term obligations and carry a 7.7% interest rate at June 30, 1997. At June 30, 1997, the Company had approximately $4,633,000 available under these lines of credit.


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


NOTE H:  INCOME TAXES

The Company was taxed as a S Corporation prior to the completion of its initial public offering on April 8, 1996. Upon completion of its initial public offering, the Company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation. As a result, on April 8, 1996, the Company recorded a net deferred tax liability of $44,400 which represents the tax effect of the cumulative temporary differences existing on this date with a corresponding charge to the provision for income taxes. For the three and six months ended June 30, 1996, the provision for income taxes includes the one-time charge and the income taxes recorded related to net earnings subsequent to April 8, 1996.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

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


NOTE J:  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                           Six Months Ended
                                                                June 30,
                                                              (unaudited)
                                                        ----------------------
   Cash paid for:                                           1996        1997
                                                        ----------  ----------

   Interest                                             $  250,000  $  290,493
                                                        ==========  ==========

   Income taxes                                         $        -  $    5,000
                                                        ==========  ==========

Supplemental schedule of non-cash investing and financing activities:

The Company purchased substantially all the assets of two and one auto parts store during the six months ended June 30, 1996 and 1997, respectively. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                              (unaudited)
                                                        ----------------------
                                                           1996        1997
                                                        ----------  ----------

            Fair value of assets acquired                 $626,763    $233,104
            Cash paid                                      602,423     222,904
                                                          --------    --------
                  Liabilities assumed                     $ 24,340    $ 10,200
                                                          ========    ========
                                       10

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations for the three and six months ended June 30, 1996 and 1997 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's statements of earnings expressed as a percentage of net sales for the periods indicated.

                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                        (unaudited)            (unaudited)
                                     ----------------       -----------------
                                      1996       1997        1996        1997
                                     -----      -----       -----        ----
Net sales                            100.0%     100.0%      100.0%      100.0%
Cost of goods sold                    64.2       63.8        64.0        63.7
                                     -----      -----       -----        ----

     Gross profit                     35.8       36.2        36.0        36.3

Operating, selling, general and
   administrative expenses            33.8       34.4        33.3        34.3
                                     -----      -----       -----      ------

     Earnings from operations          2.0        1.8         2.7         2.0

Other income (expense)
     Interest expense                 (1.0)      (1.4)       (1.8)       (1.4)
     Other, net                         .5          -          .3          .1
                                     -----      -----       -----      ------

Earnings before income taxes           1.5         .4         1.2          .7
Provision for income taxes             1.2         .2          .6          .3
                                     -----      -----       -----      ------

Net earnings                            .3%        .2%         .6%         .4%
                                     =====      =====       =====      ======
Pro forma information
     Historical earnings
       before income taxes             1.5                    1.2
     Proforma provision for
       income taxes                     .6                     .5
                                     -----                  -----
     Proforma net earnings              .9%                    .7%
                                     =====                  =====

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

NET SALES. Product sales increased by approximately $3.7 million or 57.7% from $6.5 million for the three months ended June 30, 1996 to $10.2 million for the three months ended June 30, 1997. $2.8 million of this increase in sales related to the opening of six stores and the acquisition of eleven stores of which three of these new stores acquired were either closed or consolidated into another store by June 30, 1997. There was no goodwill associated with the acquisition of these stores. The remaining $943,000 or 14.6% increase in net sales resulted from same store sales growth.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS continued

COST OF GOODS SOLD. Cost of goods sold increased from $4.1 million for the three months ended June 30, 1996 to $6.5 million for the three months ended June 30, 1997. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased .4%, as a result of favorable pricing from vendors.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased $1.3 million from $2.2 million for the three months ended June 30, 1996 to $3.5 million for the three months ended June 30, 1997. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. The increase in OSG&A expenses as a percentage of net sales resulted primarily from certain new stores that initially operate at a higher expense percentage. This increase was partially offset by reimbursements of promotional expenses received from suppliers. Fourteen of the Company's forty store locations operated less than one year under the current corporate management. These new stores' expenses as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase.

INTEREST EXPENSE. Interest expense increased $79,845 from $63,058 for the three months ended June 30, 1996 to $142,903 for the three months ended June 30, 1997. The increased interest expense resulted primarily from the increased level of debt incurred to expand operations. This increase was partially offset by an interest rate reduction of almost 2.5 percentage points from the comparable 1996 period.

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

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

NET SALES. Product sales increased by approximately $7.2 million or 56.4% from $12.7 million for the six months ended June 30, 1996 to $19.9 million for the six months ended June 30, 1997. $5.3 million of this increase in sales related to the opening of six new stores and the acquisition of eleven stores of which three of these new stores acquired were either closed or consolidated into another store by June 30, 1997. There was no goodwill associated with the acquisition of these stores. The remaining $1.9 million or 14.9% increase in net sales resulted from same store sales growth.

COST OF GOODS SOLD. Cost of goods sold increased from $8.1 million for the six months ended June 30, 1996 to $12.6 million for the six months ended June 30, 1997. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased .3%, as a result of favorable pricing from vendors.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
              continued

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased $2.6 million from $4.2 million for the six months ended June 30, 1996 to $6.8 million for the six months ended June 30, 1997. The increased dollar amount of OSG&A expenses resulted primarily from additional store personnel and delivery expenses to support the increased sales volume and other overhead expenses incurred in anticipation of acquiring new stores. The increase in OSG&A expenses as a percentage of net sales resulted primarily from certain new stores that initially operate at a higher expense percentage. This increase was partially offset by reimbursements of promotional expenses received from suppliers. Fourteen of the Company's forty store locations operated less than one year under the current corporate management. These new stores' expenses as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase.

INTEREST EXPENSE. Interest expense increased $52,530 from $225,430 for the six months ended June 30, 1996 to $277,960 for the six months ended June 30, 1997. The increased interest expense resulted primarily from the increased level of debt incurred to expand operations. This increase was partially offset by an interest rate reduction of almost 2.5 percentage points from the comparable 1996 period.

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

CHANGE IN ACCOUNTING PRINCIPLE. Effective January, 1 1997, the Company elected to change its method of inventory valuation from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is an accounting method used in the Company's industry. The Company has applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax purposes. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years financial statements for this change. The effect of the restatement was to decrease retained earnings at January 1, 1996 by $61,973. The restatement had an insignificant effect on the results of operations for the three and six months ended June 30, 1996 and 1997.

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

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
             continued

LIQUIDITY AND CAPITAL RESOURCES

      Net cash of $1,110,700 was used in operating activities for the six months ended June 30, 1997 as compared to $360,859 for the six months ended June 30, 1996 primarily as a result of increases in accounts receivable and inventories which were partially offset by an increase in accounts payable. These increases are principally due to new stores acquired in the fourth quarter of 1996, four new stores opened in the first six months of 1997 and the increased sales levels in existing stores.

      Net cash used in investing activities decreased from $1,118,137 in the six months ended June 30, 1996 to $879,352 in the six months ended June 30, 1997. This decrease is primarily from fewer store acquisitions and was partially offset by an increase in purchases of delivery vehicles, computer equipment and shelving at four new stores opened in the first six months of 1997.

      Net cash of $2.2 million was provided by financing activities for the six months ended June 30, 1997 as compared to $2.3 million of for the six months ended June 30, 1996. In the six months ended June 30, 1996 the Company received $7.9 million of net proceeds from its initial public offering which was used to pay $5.6 million of debt. The Company had net borrowings of $2.4 million under the Company's credit facilities which occurred in the first six months of 1997. These borrowings were used to fund the acquisition, finance the opening of four new stores and for general working capital purposes.

      The Company proposes to continue to expand its operations primarily through acquisitions when an opportunity is available. In January 1997, the Company amended its existing $7.0 million revolving line of credit with Barnett Bank N.A. by increasing the borrowing limit to $12.0 million. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. This line of credit is available through September 30, 1998 and carries a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. This line, among other provisions, requires the Company to maintain, at the minimum, a current ratio of one to one, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1 and a times interest earned multiple of 1.25 or greater. The Company also has available a $500,000 non-revolving line of credit. At June 30, 1997 the Company had approximately $4.6 million available under these lines.

      Management believes that the cash expected to be provided by operating activities, existing cash, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

      Management's Discussion and Analysis or Plan of Operations contains statements regarding matters that are not historical facts (including statements as to beliefs or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties, the Company's actual results could differ materially from those discussed herein.

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

     August 5, 1997
-----------------------
        (Date)

                                         /s/ Robert B. Morgan
                               --------------------------------------------
                                             Robert B. Morgan
                                  Chief Financial and Accounting Officer
                               (Principal Financial and Accounting Officer)