Form 10QSB
period 1997-09-30
PARTS SOURCE INC
filed 1997-11-12
CIK 1009241

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                     --------------------------------------

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

At October 31, 1997, 3,412,273 shares of Common Stock of the Registrant were outstanding.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                                      INDEX

                                                                                     Page
PART I.   FINANCIAL INFORMATION                                                     Number
                                                                                    ------
          Item 1.  Financial Statements

                   Condensed Statements of Earnings--Three and nine months ended
                     September 30, 1996 and September 30, 1997 (unaudited)              3

                   Condensed Balance Sheets--December 31, 1996 and
                     September 30, 1997 (unaudited)                                     4

                   Condensed  Statement of Stockholders'  Equity  (Deficit)--
                     Year ended December 31, 1996 and nine months ended
                     September 30, 1997 (unaudited)                                     5

                   Condensed Statements of Cash Flows--Nine months ended
                     September 30, 1996 and September 30, 1997 (unaudited)              6

                   Notes to Condensed Financial Statements --September 30, 1997
                     (unaudited)                                                     7-10

          Item 2.  Management's Discussion and Analysis or Plan of Operations       11-14


PART II.  OTHER INFORMATION                                                            15

SIGNATURES                                                                             16


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                        CONDENSED STATEMENTS OF EARNINGS

                                                     Three Months Ended                Nine Months Ended
                                                         September 30,                  September 30,
                                                          (unaudited)                    (unaudited)
                                                 ----------------------------    ----------------------------
                                                      1996            1997            1996            1997
                                                 ------------    ------------    ------------    ------------
Net sales                                        $  6,462,262    $ 10,401,137    $ 19,158,078    $ 30,251,531
Cost of goods sold                                  4,062,014       6,561,970      12,193,423      19,210,035
                                                 ------------    ------------    ------------    ------------
     Gross profit                                   2,400,248       3,839,167       6,964,655      11,041,496
Operating, selling, general  and
  administrative expenses                           2,289,455       3,608,838       6,508,966      10,423,004
                                                 ------------    ------------    ------------    ------------

     Earnings from operations                         110,793         230,329         455,689         618,492
                                                 ------------    ------------    ------------    ------------

Other income (expense)
     Interest expense                                 (17,813)       (178,437)       (243,243)       (456,397)
     Other, net                                         5,467           9,596          39,568          24,612
                                                 ------------    ------------    ------------    ------------
                                                      (12,346)       (168,841)       (203,675)       (431,785)
                                                 ------------    ------------    ------------    ------------

Earnings before income taxes                           98,447          61,488         252,014         186,707
Provision for income taxes                             36,823           9,088         118,000          59,788
                                                 ------------    ------------    ------------    ------------

Net earnings                                     $     61,624    $     52,400    $    134,014    $    126,919
                                                 ============    ============    ============    ============

Net earnings per common share                    $        .02    $        .02                    $        .04
                                                 ============    ============                    ============

Weighted average common shares outstanding          3,185,000       3,412,273                       3,412,273
                                                 ============    ============                    =============

Pro forma information

     Historical earnings before income taxes                                     $    252,014
     Provision for income taxes                                                        94,610
                                                                                 ============
     Pro forma net earnings                                                      $    157,404
                                                                                 ============

     Pro forma net earnings per common share                                     $        .06
                                                                                 ============

     Weighted average common shares outstanding                                     2,758,996
                                                                                 ============














   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                            CONDENSED BALANCE SHEETS

                                                                   December 31, September 30,
                                                                        1996          1997
                                                                    -----------   -----------
                                                                                   (unaudited)
                                    ASSETS
CURRENT ASSETS
   Cash                                                             $    20,508   $    69,524
   Accounts receivable
        Trade, net of allowance for doubtful accounts of $116,000
           and $133,000, respectively                                 2,144,752     3,025,820
        Other-primarily suppliers                                       703,800     1,140,000
   Inventories                                                       12,864,797    15,258,558
   Refundable income taxes                                               46,400          --
   Prepaid expenses                                                      67,287       208,720
   Deferred tax benefit                                                  69,475       169,000
                                                                    -----------   -----------
                  Total current assets                               15,917,019    19,871,622

PROPERTY AND EQUIPMENT, NET                                           2,604,594     3,197,331

OTHER ASSETS
   Excess of cost over net assets acquired, net of accumulated
     amortization of $46,600 and $117,000, respectively               1,274,903     1,247,867
   Non-compete agreement, net of accumulated
     amortization of $1,400 and $14,200, respectively                   168,583       155,835
   Other                                                                 96,903       126,577
                                                                    -----------   -----------
                                                                      1,540,389     1,530,279
                                                                    -----------   -----------
                                                                    $20,062,002   $24,599,232
                                                                    ===========   ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current installments of
      Long-term obligations                                         $   105,484   $    63,076
      Notes payable, related parties                                    179,823       135,271
   Accounts payable, trade                                            2,661,063     3,663,507
   Income taxes payable                                                    --          11,788
   Accrued liabilities                                                1,141,325     1,440,929
                                                                    -----------   -----------
                   Total current liabilities                          4,087,695     5,314,571

LONG-TERM OBLIGATIONS, less current portion                           5,756,011     8,919,498
NOTES PAYABLE, RELATED PARTIES, less current portion                     97,450        42,664
OTHER LIABILITIES                                                        23,520        10,290
DEFERRED INCOME TAXES                                                   143,875       235,000

STOCKHOLDERS' EQUITY
   Preferred stock                                                         --            --
   Common stock                                                           3,412         3,412
   Additional paid-in capital                                         9,828,318     9,825,158
   Retained earnings                                                    121,721       248,640
                                                                    -----------   -----------
                                                                      9,953,451    10,077,210
                                                                    -----------   -----------
                                                                    $20,062,002   $24,599,232
                                                                    ===========   ===========

    The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)


             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       Additional       Retained
                                                           Common       Paid-in         Earnings
                                                            Stock       Capital         (Deficit)         Total
                                                       ------------   ------------    ------------    ------------
Balance at January 1, 1996
  as previously reported                               $      2,000   $       --      $   (668,894)   $   (666,894)

     Restatement for change in inventory
        pricing method from LIFO to FIFO (Note B)              --             --           (61,973)        (61,973)
                                                       ------------   ------------    ------------    ------------

Balance at January 1, 1996, as restated                       2,000           --          (730,867)       (728,867)

     Initial public offering, net of offering                 1,185      7,941,670            --         7,942,855
        costs of $305,000

     Recapitalization for change in income
        tax status, S Corporation to
        C Corporation                                          --         (613,125)        613,125            --

     Sale of restricted stock                                   227      2,499,773            --         2,500,000

     Net earnings                                              --             --           239,463         239,463
                                                       ------------   ------------    ------------    ------------

Balance at December 31, 1996                                  3,412      9,828,318         121,721       9,953,451

     Registration fees related to sale of restricted
       stock (unaudited)                                       --           (3,160)           --            (3,160)

     Net earnings (unaudited)                                  --             --           126,919         126,919
                                                       ------------   ------------    ------------    ------------

Balance at September 30, 1997 (unaudited)              $      3,412   $  9,825,158    $    248,640    $ 10,077,210
                                                       ============   ============    ============    ============






























      The accompanying notes are an integral part of this condensed statement.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Nine Months Ended
                                                                           September 30,
                                                                           (unaudited)
                                                                  --------------------------
                                                                       1996           1997
                                                                  -----------    -----------
Increase (Decrease) in Cash
Cash flows from operating activities:
   Net earnings                                                   $   134,014    $   126,919
   Adjustments to reconcile net earnings to net cash used in
      operating activities:
         Depreciation and amortization                                214,019        470,077
         Deferred income taxes, net                                    37,000         (8,400)
         Other                                                         (7,305)       (11,738)
         Changes in assets and liabilities, net of acquisitions
          of businesses:
            (Increase) in accounts receivable                        (355,283)    (1,317,268)
            (Increase) in inventories                              (1,020,595)    (1,959,796)
            Decrease in refundable income taxes                          --           46,400
            (Increase) in prepaid expenses                             (6,285)      (141,433)
            Decrease (increase) in other assets                        56,067        (52,359)
            (Decrease) increase in accounts payable                (3,579,016)     1,002,444
            Increase in income taxes payable                             --           11,788
            Increase (decrease) in accrued liabilities                 72,571        (36,066)
            (Decrease) in other liabilities                           (15,000)          --
                                                                  -----------    -----------
                 Net cash used in operating activities             (4,469,813)    (1,869,432)
                                                                  -----------    -----------

Cash flows from investing activities:
   Cash paid for acquisitions of businesses                          (602,423)      (222,904)
   Purchases of property and equipment                               (773,718)      (918,548)
   Proceeds from disposition of property and equipment                 26,175         41,320
                                                                  -----------    -----------
                 Net cash used in investing activities             (1,349,966)    (1,100,132)
                                                                  -----------    -----------

Cash flows from financing activities:
   Net borrowings under line of credit agreement                    3,920,000      3,185,984
   Repayments of long-term obligations                             (5,659,751)      (164,244)
   Net proceeds from initial public offering                        7,942,855           --
   Payment of registration fees                                          --           (3,160)
                                                                  -----------    -----------
                 Net cash provided by financing activities          6,203,104      3,018,580
                                                                  -----------    -----------

Increase in cash                                                      383,325         49,016

Cash, January 1                                                       192,026         20,508
                                                                  -----------    -----------

Cash, September 30                                                $   575,351    $    69,524
                                                                  ===========    ===========






   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)

NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1996 and 1997 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results that may be expected for the year ending December 31, 1997. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis or plan of operations, included in the annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the prior year's statements to conform to the 1997 presentation.

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

As required by generally accepted accounting principles, the Company has retroactively adjusted prior years financial statements for this change. The effect of the restatement was to decrease retained earnings at January 1, 1996 by $61,973. The restatement had an insignificant effect on the results of operations for the three and nine months ended September 30, 1996 and 1997.

NOTE C:  ACQUISITIONS

During the first nine months of 1997, the Company acquired substantially all the assets of three auto parts stores. These acquisitions were accounted for as purchases and accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of acquisition. The total purchase price was approximately $479,000 and liabilities of approximately $59,000 were assumed in exchange for approximately $515,000 in tangible assets. Approximately $23,000 in goodwill relating to these acquisitions was recorded. The results of operations of these acquisitions are included in the accompanying statements of earnings from the dates of acquisition. Had the acquisitions occurred at the beginning of the periods ended September 30, 1996 or 1997, the results would not have been materially different from those reported.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)



NOTE C:  ACQUISITIONS (continued)

In the fourth quarter of 1996, the Company acquired certain net assets from APS and Central Motor Supply. The following unaudited pro forma information presents the combined results of operations as if the APS and Central Motor Supply acquisitions (see Annual Report on Form 10-KSB) had occurred at the beginning of the three and nine months ended September 30, 1996. The unaudited pro forma information is not necessarily indicative of the results which would have actually occurred had the transactions been in effect on the dates and for the periods indicated or which may result in the future.

                                Three Months Ended       Nine months Ended
                                 September 30, 1996      September 30, 1996
                            -------------------------  ----------------------
     Net sales                      $ 9,161,027             $ 27,254,374

     Net earnings                   $   105,088             $    287,802

     Net earnings per common share  $       .03             $        .10


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

NOTE E:  INITIAL PUBLIC OFFERING

On April 8, 1996, the Company completed an initial public offering of 1,185,000 shares of common stock, par value of $.001 per share, for $8.00 per share. The proceeds, net of offering costs, were credited to additional paid-in capital in 1996. A portion of such proceeds was used to reduce approximately $5,600,000 of long-term indebtedness. The remaining proceeds were used to expand operations and for general working capital purposes.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)


NOTE F:  LINES OF CREDIT

The Company's revolving line of credit agreement was amended in January 1997, to provide for up to twelve million of borrowings subject to the amount of eligible inventory and accounts receivable. Also, the maturity date on the line of credit was extended to September 30, 1999. The Company also has available a $500,000 non-revolving line of credit. At September 30, 1997, the Company had borrowings of $8,729,529 outstanding under these lines of credit. These borrowings are classified in long term obligations and carry a 7.7% interest rate at September 30, 1997. At September 30, 1997, the Company had approximately $3,770,000 available under these lines of credit.


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


NOTE H:  INCOME TAXES

The Company was taxed as an S Corporation prior to the completion of its initial public offering on April 8, 1996. Upon completion of its initial public offering, the Company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation. As a result, on April 8, 1996, the Company recorded a net deferred tax liability of $44,400 which represents the tax effect of the cumulative temporary differences existing on this date with a corresponding charge to the provision for income taxes. For the nine months ended September 30, 1996, the provision for income taxes includes this one-time charge and the income taxes recorded related to net earnings subsequent to April 8, 1996.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)

NOTE I:  CONTINGENCIES

On March 20, 1997, Automotive One Parts Stores, Inc., a Florida Corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiff alleges that the Company interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiff is seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend this action. Management believes that the resolution of this matter will not have a material effect on the Company's financial position or results of operations.


NOTE J:  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                           Nine months Ended
                                                             September 30,
                                                              (unaudited)
                                                         ---------------------
   Cash paid for:                                           1996       1997
                                                         ---------   ---------

   Interest                                             $  269,000  $  464,000
                                                         =========   =========

   Income taxes                                         $        -  $   10,000
                                                         =========   =========

Supplemental schedule of non-cash investing and financing activities:

The Company purchased substantially all the assets of two and three auto parts stores during the nine months ended September 30, 1996 and 1997, respectively. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

                                                           Nine months Ended
                                                             September 30,
                                                              (unaudited)
                                                         ---------------------
                                                            1996        1997
                                                         ---------    --------
            Fair value of assets acquired               $  626,763   $ 538,574
            Cash paid                                      602,423     222,904
            Acquisition indebtedness                             -     256,168
                                                         ---------    --------
                  Liabilities assumed                   $   24,340   $  59,502
                                                         =========    ========
                                       10

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations for the three and nine months ended September 30, 1996 and 1997 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's statements of earnings expressed as a percentage of net sales for the periods indicated.

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,           September 30,
                                                           (unaudited)             (unaudited)
                                                    ----------------------  ----------------------
                                                         1996        1997        1996        1997
                                                    ----------  ----------  ----------  ----------
   Net sales                                             100.0%      100.0%      100.0%      100.0%
   Cost of goods sold                                     62.9        63.1        63.6        63.5
                                                    ----------  ----------  ----------  ----------

        Gross profit                                      37.1        36.9        36.4        36.5
   Operating, selling, general and
      administrative expenses                             35.4        34.7        34.0        34.5
                                                    ----------  ----------  ----------  ----------

        Earnings from operations                           1.7         2.2         2.4         2.0
   Other income (expense)
        Interest expense                                   (.3)       (1.7)       (1.3)       (1.5)
        Other, net                                          .1          .1          .2          .1
                                                    ----------  ----------  ----------  ----------

   Earnings before income taxes                            1.5          .6         1.3          .6
   Provision for income taxes                               .6          .1          .6          .2
                                                    ----------  ----------  ----------  ----------
   Net earnings                                             .9%         .5%         .7%         .4%
                                                    ==========  ==========  ==========  ==========
   Pro forma information
        Historical earnings before income taxes                                   1.3%
        Proforma provision for income taxes                                        .5
                                                                            ----------
        Proforma net earnings                                                      .8%
                                                                            ==========

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

NET SALES. Product sales increased by approximately $3.9 million or 61.0% from $6.5 million for the three months ended September 30, 1996 to $10.4 million for the three months ended September 30, 1997. $2.6 million of this increase in sales related to the opening of five stores and the acquisition of fourteen stores of which four of these new stores acquired were either closed or consolidated into another store by September 30, 1997. There was no goodwill associated with the acquisition of these stores that were closed or consolidated. The remaining $1.3 million or 20.2% increase in net sales resulted from same store sales growth.
                                       11

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
              continued

COST OF GOODS SOLD. Cost of goods sold increased from $4.1 million for the three months ended September 30, 1996 to $6.6 million for the three months ended September 30, 1997. This $2.5 million increase was primarily attributable to sales increases. Although cost of goods sold as a percentage of sales remained relatively constant, cost of goods sold as a percentage of sales increased as a result of an increase in wholesale sales that typically have lower gross margins. These increases were partially offset by favorable pricing from vendors.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased from $2.3 million for the three months ended September 30, 1996 to $3.6 million for the three months ended September 30, 1997. This $1.3 million increase resulted primarily from additional store personnel and corporate overhead to support the increased sales volume. The decrease in OSG&A expenses as a percentage of sales resulted primarily from sales increases and reimbursements of promotional expenses received from suppliers.

INTEREST EXPENSE. Interest expense increased $160,624 from $17,813 for the three months ended September 30, 1996 to $178,437 for the three months ended September 30, 1997. The increased interest expense resulted primarily from the increased level of debt incurred to expand operations.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997.

NET SALES. Product sales increased by approximately $11.1 million or 57.9% from $19.2 million for the nine months ended September 30, 1996 to $30.3 million for the nine months ended September 30, 1997. $7.6 million of this increase in sales related to the opening of five new stores and the acquisition of fourteen stores of which four of these new stores acquired were either closed or consolidated into another store by September 30, 1997. There was no goodwill associated with the acquisition of these stores that were closed or consolidated. The remaining $3.5 million or 18.5% increase in net sales resulted from same store sales growth.

COST OF GOODS SOLD. Cost of goods sold increased from $12.2 million for the nine months ended September 30, 1996 to $19.2 million for the nine months ended September 30, 1997. This $7 million increase was primarily attributable to sales increases. Although cost of goods sold as a percentage of sales remained relatively constant, cost of goods sold as a percentage of sales decreased as a result of favorable pricing from vendors. This decrease was partially offset by an increase in wholesale sales that typically have lower gross margins.

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
              continued


OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased from $6.5 million for the nine months ended September 30, 1996 to $10.4 million for the nine months ended September 30, 1997. This $3.9 million increase resulted primarily from additional store personnel and corporate overhead to support the increased sales volume. The increase in OSG&A expenses as a percentage of sales resulted primarily from certain new stores that initially operate at a higher expense percentage. This increase was partially offset by reimbursements of promotional expenses received from suppliers. Fifteen of the Company's forty-two store locations operated less than one year under the current corporate management. These new stores' expenses as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase.

INTEREST EXPENSE. Interest expense increased $213,154 from $243,243 for the nine months ended September 30, 1996 to $456,397 for the nine months ended September 30, 1997. The increased interest expense resulted primarily from the increased level of debt incurred to expand operations. This increase was partially offset by an interest rate reduction of almost 2.5 percentage points from the comparable 1996 period.

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

CHANGE IN ACCOUNTING PRINCIPLE. Effective January 1 1997, the Company elected to change its method of inventory valuation from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is an accounting method used in the Company's industry. The Company has applied to the Internal Revenue Service to change to the FIFO method of inventory valuation for income tax purposes. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years financial statements for this change. The effect of the restatement was to decrease retained earnings at January 1, 1996 by $61,973. The restatement had an insignificant effect on the results of operations for the three and nine months ended September 30, 1996 and 1997.

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

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
              continued

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4.5 million for the nine months ended September 30, 1996 as a result of an increase in accounts receivable and inventories and a decrease in accounts payable. For the nine months ended September 30, 1997, net cash used in operating activities was $1.9 million, primarily as a result of an increase in accounts receivable and inventories and an increase in accounts payable.

Net cash provided by financing activities was $6.2 million for the nine months ended September 30, 1996 as compared to $3.0 million for the nine months ended September 30, 1997. In the nine months ended September 30, 1996, the Company received $7.9 million of net proceeds from its initial public offering which was used to pay $5.6 million of debt and utilized $3.9 million of its credit facilities to pay down trade payables. In the first nine months of 1997, the Company had net borrowings of $3.2 million under its credit facilities. These borrowings were used to fund the acquisitions, finance the opening of five new stores and for general working capital purposes.

The Company proposes to continue to expand its operations primarily through acquisitions when an opportunity is available. In January 1997, the Company amended its existing $7.0 million revolving line of credit with Barnett Bank N.A. by increasing the borrowing limit to $12.0 million. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. This line of credit was extended to September 30, 1999 and carries a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. This line, among other provisions, requires the Company to maintain, at the minimum, a current ratio of 2 to 1, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1 and a times interest earned multiple of 1.25 or greater. The Company also has available a $500,000 non-revolving line of credit. At September 30, 1997, the Company had approximately $3.8 million available under these lines.

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

                             THE PARTS SOURCE, INC.
                             (d/b/a Ace Auto Parts)

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 1997, Automotive One Parts Stores, Inc., a Florida Corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiff alleges that the Company interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiff is seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend this action. Management believes that the resolution of this matter will not have a material effect on the Company's financial position or results of operations.

Item 2. Changes in Securities
         None

Item 3. Defaults Upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K
         None

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

     November 12, 1997
-----------------------
        (Date)

                                         /s/ Robert B. Morgan
                               --------------------------------------------
                                             Robert B. Morgan
                                  Chief Financial and Accounting Officer
                               (Principal Financial and Accounting Officer)