Form 10KSB40
period 1997-12-31
PARTS SOURCE INC
filed 1998-03-31
CIK 1009241

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the year ended December 31, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from______________________ to _____________________

                          COMMISSION FILE NO. 1-14308

                             THE PARTS SOURCE, INC.
             (Exact name of Registrant as specified in its charter)

               FLORIDA                                   59-3149403
---------------------------------------- --------------------------------------
(State of incorporation or organization) (I.R.S. Employer Identification Number)

1751 S. MISSOURI AVENUE, CLEARWATER, FL                 33756
---------------------------------------             -------------
(Address of principal executive offices)             (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 588-0377

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X      No
                                                 -----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's operating revenues for its most recent fiscal year were $40,052,866.

         As of February 28, 1998, 3,412,273 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the voting stock of the Registrant held by non-affiliates (1,502,373 shares) was approximately $6,009,492 based on the market price at that date.

                       DOCUMENT INCORPORATED BY REFERENCE

The Registrant's definitive proxy statement regarding the 1998 annual shareholders meeting is incorporated by reference in Part III (Items 9 through 12) of this Report.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The actual results of The Parts Source, Inc., d/b/a Ace Auto Parts (the "Company") could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors", "Management's Discussion and Analysis or Plan of Operations" and "Business." Statements contained in this Report that are not historical facts are forward-looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed below in "Risk Factors."

                                  RISK FACTORS

         Competition. Both the Professional Installer and Do-It-Yourself ("DIY") portions of the Company's business are highly competitive. The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and auto parts stores, automobile dealerships and national warehouse distributors and associations, such as National Automotive Parts Association ("NAPA"), Steego and Parts Plus. Competitors in the DIY portion of the Company's business include national and regional automotive parts chains such as Discount Auto, AutoZone, Parts America, and Pep Boys, independently owned auto parts stores, automobile dealerships and mass or general merchandise, discount and convenience chains that carry automotive products in Florida. In addition, several of these retail competitors are beginning to deliver, on a limited basis, to the professional installer. Many of the Company's competitors are larger and have greater financial resources than the Company.

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

         Need for Additional Financing. The Company will be dependent upon additional equity or debt financing to continue its acquisition program and expand its warehouse operation if the Company decides to purchase product directly from its manufacturers. To the extent that the Company incurs indebtedness or issues debt securities to fund its growth program, the Company will be subject to risks associated with incurring additional indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness.

         Reliance on One Supplier. The Company's business is dependent in a material respect upon its close relationship with its principal vendor, APS, and its ability to continue to purchase product from this vendor under its purchase agreement at favorable prices and favorable terms, including those offered through financial incentives, such as cooperative advertising arrangements, other marketing incentive programs and non-financial benefits such as distribution services. In January 1998, due to APS financial difficulties, the Company sent notice to APS asking for written assurance within thirty days that APS has the ability to meet its obligation under the purchase agreement. The Company has not received any written notice from APS. As a result, the Company believes the agreement has been breached and therefore notified APS that the agreement has been terminated.

         In February 1998, APS, along with its parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company continues to purchase most of its product from APS, however, the Company has begun negotiations with potential new suppliers. If the Company was unable to identify and enter into agreements with alternative vendors of similar parts that offer similar programs to APS, or there is a disruption of the Company's vendor relationship with APS, or there is a material change in any terms of purchase, advertising, incentive or other programs offered by APS, that would likely have a material adverse affect on the Company's business. Management of the Company believes that the outcome of the APS Chapter 11 proceedings will not have a material adverse effect on its business.

         Dependence Upon Key Personnel. The success of the Company has been largely dependent on the efforts of Messrs. Thomas and Robert Cox and the loss of the service of either of these individuals could have a material adverse effect on the Company's business and results of operations. Additionally, in order to successfully manage its growth strategy, the Company will be dependent upon its ability to continue to attract and retain qualified personnel. There can be no assurance that the Company will be able to continue to attract such personnel.

         Continued Control of the Company by Principal Shareholders. Messrs. Thomas and Robert Cox, together with members of their family, own beneficially approximately 55.6% of outstanding shares of the Company's Common Stock. As a result, Messrs. Thomas and Robert Cox acting together, will continue to have the ability to exercise effective voting control of the Company, including the election of all of the Company's directors, and on any other matter being voted on by the Company's shareholders, including any merger, sale of assets or other change in control of the Company.

         No Dividends and None Anticipated. The Company has not paid any dividends since its inception and does not intend to pay dividends in the foreseeable future.

         Volatility of Stock Price. The trading price of the Company's Common Stock may be highly volatile and could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price of securities of many companies; generally such fluctuations are often unrelated to operating results.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         The Company is a specialty supplier and retailer of automotive replacement parts, tools, supplies, equipment and accessories to both Professional Installers and DIY customers. The Company operates 44 auto parts stores in Florida of which 22 are wholesale stores selling primarily to the Professional Installers and 22 are traditional stores selling both to the Professional Installer and DIY customers. The Company also maintains approximately 250 radio dispatched trucks that can make most deliveries to its wholesale customers within 30 minutes. Stores carry an extensive product line of hard parts including brakes, belts, hoses, filters, cooling system parts, tune-up parts, shock absorbers, gaskets, batteries, bearings, engine parts, remanufactured alternators and starters, chassis parts and exhaust systems. In addition, the Company also carries (i) maintenance items, such as oil, antifreeze, fluids, engine additives and appearance products; (ii) accessories, such as floor mats and seat covers; (iii) automotive tools; and (iv) professional service equipment. For the year ended December 31, 1997, approximately 91% of the Company's sales was derived from hard parts. Approximately 89% of the Company's 1997 product sales was derived from Professional Installers and 11% from DIY customers.

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

         In 1988, it was determined that Ace and Linco required additional resources to continue improving and expanding their operations. Based on the anticipated future growth, Ace needed a larger warehouse and a new computer system, and Linco needed capital to open new locations. The Cox family began a search for an investor to help accomplish these goals. In late 1988, Mr. Cox, Sr. sold the business of Ace and Messrs. Thomas and Robert Cox sold the operations of Linco to a private investor who continued the operations under a newly formed corporation. Messrs. Thomas and Robert Cox continued on as President and Vice President, respectively, of the new company. The investor chose to leverage the purchase, which resulted in substantial interest costs. Approximately two years later, Messrs. Thomas and Robert Cox (and certain other key employees) left the new company due to differences in management philosophy with the investor. The investor continued to operate the business until October, 1992 when it filed a petition with the U.S. Bankruptcy Court for protection and is seeking reorganization under Chapter 11 of the Bankruptcy Code.

         In October 1992, Messrs. Thomas and Robert Cox organized the Company for the purpose of opening a new auto parts store. In early 1993, they started formulating a plan to accomplish the repurchase of the Ace/Linco operations which were sold in 1988. On April 28, 1993, the Company purchased substantially all of the assets of the business for approximately $2,850,000 and assumed liabilities aggregating approximately $1,500,000. The purchase was financed by Autoparts Finance Company, Inc., an affiliate of APS. The number of stores was reduced from 29 to 18 stores, all existing inventory was replaced with new inventory, and a new computer system was installed.

         During the next several months emphasis was placed on rehiring those key employees who were instrumental in the previous success of the business but had left under the investor's ownership, closing two additional stores to help reduce expenses, installing a comprehensive customer service program which included radio dispatch deliveries, and re-establishing a full time sales force to call on wholesale customers. Monthly sales have grown from approximately $780,000 in May 1993 to a current monthly average of approximately $3,500,000. As of December 31, 1997, the Company operated 44 auto parts stores.

STORE OPERATIONS

         Company stores generally range in size from 3,000 to 8,000 square feet. The Company believes that its traditional stores are "destination stores" generating their own traffic rather than relying on traffic created by the presence of other stores in the immediate vicinity. Consequently most traditional stores are freestanding buildings situated on or near major traffic thoroughfares, which offer ample parking and easy customer access. Most wholesale stores are located in commercial warehouse parks, near major traffic thoroughfares, which offer efficient delivery routes to the professional installers' shops. Each traditional store carries a mixture of hard parts and accessories. The inventory of a wholesale store consists only of hard parts. Traditional stores carry 18,000-20,000 different stock keeping units ("SKUs") of which 13,000 to 15,000 represent hard parts, whereas a wholesale store will carry 17,000-19,000 different hard part SKUs. Both the traditional store and wholesale store sales are generated by a full-time sales force, knowledgeable employees, and free delivery service.

         Company stores service two distinct types of customers - the Professional Installer (wholesale) customer and the DIY (retail) customer. The Company's traditional stores average 75% to 80% in Professional Installer sales and 20% to 25% in DIY sales. The Company's wholesale stores sell only to the Professional Installer. In addition, because wholesale stores carry a greater selection of hard part SKUs, including certain lower turnover hard parts not generally carried in the traditional store, a wholesale store also provides the traditional stores within its area with access to a greater selection of hard part SKUs on a same day basis. The Company also provides a delivery service to its wholesale customers with approximately 250 radio dispatched trucks. The Company's 44 stores receive the major portion of its inventory deliveries nightly from APS and to a lesser extent, daily from the Company's fleet of five delivery vans. The deliveries replenish each store with the inventory sold the previous day and also provides a store with the ability to special order SKUs not normally stocked by the Company's stores. This enables the Company to provide next day service to both the wholesale and DIY customers.

         The Company's stores offer the Professional Installer and the DIY customer a wide selection of nationally recognized brand names and "Big A" (APS private label) products for domestic and imported automobiles, vans and trucks. In 1997, new and remanufactured automotive hard parts, such as engine and transmission parts, alternators, starters, water pumps, and brake shoes and pads, accounted for approximately 91% of the Company's total sales. Each traditional store also carries an extensive selection of maintenance items, such as oil, antifreeze, fluids, engine additives, appearance products, and accessories, such as floor mats and seat covers, automotive tools and professional service equipment.

OPERATING STRATEGY

         Because the Company pursues both the Professional Installer and the DIY portions of the automotive aftermarket through its store network, the Company believes that it is able to reach most consumers of automotive products within its market areas. The demand generated by this customer base permits the Company to (i) offer a broad selection of SKUs, and (ii) restock and fill special orders from its principal supplier, APS, on an overnight, or in some cases, a same-day basis. Because of its current distribution arrangement with APS, the Company warehouses product on a limited basis. This allows the Company to utilize its working capital and management resources for store
operations, but still provide its customers with up to 160,000 SKUs.   In
January 1998, due to APS financial difficulties, the Company sent notice to APS asking for written assurance within thirty days that APS has the ability to meet its obligation under the purchase agreement. The Company has not received any written notice from APS. As a result, the Company believes the agreement has been breached and therefore notified APS that the agreement was terminated. In February 1998, APS, along with its parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11. The Company continues to purchase most of its product from APS, however, the Company has begun negotiations with potential new suppliers. See "Purchasing" and "Inventory Management" below.

         The Company also believes that its service to both the Professional Installer and DIY portions of the automotive aftermarket results in additional benefits not generally enjoyed by competitors serving only one portion of the market. Because the Company deals with the more technically oriented Professional Installers, the Company's sales personnel are required to be more technically proficient, particularly with regard to hard parts. The Company has found that such technical proficiency is also valued by its DIY consumers, thereby enhancing the Company's ability to fulfill its customer service strategy. The Company's philosophy is to be a wholesale customer's one call and a DIY customer's one stop for all their automotive needs.

GROWTH STRATEGY

         The Company's growth strategy is to expand its operations by purchasing automotive parts stores as they become available. The Company believes that because of the recent trend in consolidation occurring in the industry, independent operators will constantly be available for purchase. Key factors considered by the Company in the acquisition selection process include population density and growth patterns, age and per capita income, vehicle traffic counts, the number and type of existing automotive repair facilities, other auto parts stores, and other competitors within a pre-determined radius, and the operational strength of such competitors. Although the cost to acquire the business of an independently owned parts store varies, depending primarily on the amount of inventory and the amount, if any, of real estate being acquired, the Company estimates that the average cost to acquire such a business and convert it to a Company store ranges from approximately $225,000 to $350,000, excluding real estate. Of this amount, approximately $175,000 to $250,000 is allocable to inventory and the remainder to fixed assets. The Company estimates that an additional $75,000 is needed to fund the stores operations for the initial four month period of operations. In the event acquisitions are not possible, the Company will attempt to lease a location and refurbish it as a Company store. The costs associated with opening a new leased location is slightly greater than acquiring a business and converting it to a Company store. Because the majority of the Company's sales comes from its wholesale customer base, the first determining factor in selecting a new store location is the amount of wholesale business available in that area. When the Company targets an area for a new store in a metropolitan market, a study is performed on available sites. If good retail space is available at reasonable rates and market size and competition warrant it, a traditional store is opened. If not, a wholesale store is opened. During 1994, 1995, 1996 and 1997, the Company acquired or opened stores as follows: During 1994, the Company acquired seven stores of which four were wholesale stores acquired from APS and three were traditional stores. In December 1995, the Company opened one new traditional store. In 1996, the Company acquired thirteen stores of which four were wholesale stores and nine were traditional stores (seven of these stores were acquired from APS) and one new store was opened in September. In 1997, the Company acquired three stores, of which two were wholesale stores acquired from APS and one traditional store, and seven new wholesale stores were opened.

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

ACQUISITIONS

         During 1997, the Company acquired in two separate transactions the businesses of three auto parts stores in the State of Florida. Two of the three such stores were acquired in the fourth quarter. The total revenues of such stores aggregated approximately $1,023,000 from the date of their acquisition. The aggregate purchase price for all of these businesses, which approximated $479,000, was paid primarily from the Company's credit facility.

CUSTOMER SERVICE

         The Company believes it is not only in the business of selling auto parts, but as important, is in the service business. Heavy emphasis is placed on having professional personnel to provide responsive customer service. Employees receive extensive on-the-job training and participate in a cash incentive program, allowing them to share in their store's success.

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

         Each of the Company's sales personnel is required to be technically proficient in the workings and application of automotive products. See "Personnel Training" below. This degree of technical proficiency is essential because of the significant portion of the Company's business represented by the Professional Installer. The Company has found that the typical DIY customer often seeks assistance from sales people, particularly in connection with the purchase of hard parts. The Company believes that the ability of its sales personnel to provide such assistance is valued by the DIY customer, and therefore is likely to result in repeat DIY business. To assist the Company's sales personnel in providing customer service, the Company has installed advanced point-of-sale information systems. These systems provide individual stores with access to the Company's database of manufacturer recommended parts and the ability to locate parts at other stores.

PURCHASING

         In 1993, in connection with the purchase of Ace, the Company entered into a product purchase agreement with APS, a national distributor of a broad array of "Big A" brand and manufacturers' branded automotive replacement parts, as well as tools, equipment, supplies and accessories. Under the terms of this agreement, the Company agreed, for a five year period, to purchase merchandise from APS over any given four month consecutive billing period, at a minimum average of 75% of the Company's cost of goods. In February, 1996, the Company agreed to extend the purchase agreement until February, 2003. Purchases under this agreement aggregated approximately $13.3 million and $20.4 million in 1996 and 1997, respectively. Due to the current distribution arrangement with APS, the Company only warehouses product on a limited basis.

         In January 1998, due to APS financial difficulties, the Company sent notice to APS asking for written assurance within thirty days that APS has the ability to meet its obligation under the purchase agreement. The Company has not received any written notice from APS. As a result, the Company believes the agreement has been breached and therefore notified APS that the agreement was terminated. In February 1998, APS, along with its parent and affiliated companies, filed for protection and is seeking reorganization under Chapter 11. The Company continues to purchase most of its product from APS, however, the Company has begun negotiations with potential new suppliers.

         APS operates approximately 27 warehouses throughout the country with the closest to the Company's stores located in Ocala, Florida. APS continues to provide the Company with same day or next day delivery for the majority of needed parts.

         The Company participates in several APS "Big A" programs, among which are the following:

                 o A national warranty program ("NWP"). The Company is able to offer its customers an NWP, good at approximately 2,000 Big A associates across the country.

                 o A national advertising program. The Company believes that because Florida is such a large tourist and winter resident state, the national advertising program, plus the NWP, gives the Company stores added recognition and a competitive edge with visitors to the state.

                 o A national account program. This program makes the Company a pre-approved vendor to most national service centers such as Firestone, Sears, Montgomery Ward, etc.

         In addition to the above programs, APS provides the Company with (i) brand name products, (ii) pricing economies through increased purchasing power, and (iii) various services, including assistance in marketing, cataloging and inventory control.

         APS is a publicly held corporation whose shares of common stock are traded on the Nasdaq National Market System. According to reports filed with the Securities and Exchange Commission, APS, formed in 1989, believes that it is the second largest wholly-owned warehouse distributor of automotive replacement parts in the United States. It supplies parts to more than 1,730 "Big A" parts stores owned by independent jobbers and over 486 APS owned auto parts stores. For the year ended January 27, 1997 and the nine months ended October 25, 1997, APS had net sales of approximately $859 million and $634 million, respectively, and net losses of approximately $11 million and $16 million, respectively. Its total stockholders' equity at January 27, 1997 and October 25, 1997 was approximately $115 million and $97 million, respectively.

         If the Company were unable to purchase product from APS or if APS had a material reduction in the terms of product purchases and if the Company were unable find a replacement supplier with favorable terms, then the Company's business would likely be materially adversely affected.

INVENTORY MANAGEMENT

         While the Company continues to purchase most of its product from APS, the Company has begun negotiations with potential new suppliers. At this early stage, the Company has not determined if a new supplier or multiple suppliers will replace APS. The Company currently warehouses product on a limited basis. If the Company decides to purchase product directly from its manufacturers, a larger warehouse operation would be required.

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

MARKETING

         Since a majority of the Company's revenues are derived from the sale of automotive products to the Professional Installer, the Company devotes substantial time and energy to the development of its Professional Installer business. The Company's Vice President of Sales and Marketing is primarily responsible for the development and maintenance of the Company's Professional Installer business. There are 28 full-time outside sales people operating from the Company's traditional and wholesale stores dedicated solely to calling upon and selling to the Professional Installer. Moreover, each store manager participates in these activities by calling on existing and potential new Professional Installers on a regular and periodic basis. The Company has approximately 250 radio dispatched trucks to provide prompt delivery service to the Professional Installer. Approximately 170 inside technically trained sales personnel market products to retail and wholesale customers.

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

         The Company's training function is led and managed by its Regional Management Teams through a series of weekly and monthly sessions for store managers and sales personnel. The Company views its training and development program as the key to its continued long-term success. Management believes that if it trains, develops, manages and motivates the Company's employees properly, then customers, in turn, will receive the superior service the Company views as its competitive advantage in the marketplace.

COMPETITION

         The automotive parts aftermarket is highly competitive. Automotive products, similar or identical to those sold at the Company's stores, are generally available from a variety of different competitors in the communities served by Ace Auto Parts stores. The principle modes of competition are customer service, merchandise selection and availability, location, and price.

         The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association (NAPA), Steego and Parts Plus. Competitors in the DIY portion of its business within its current market area include automotive parts chains such as Discount Auto, Autozone, Parts America and Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandise, discount and convenience chains that carry automotive products. In addition, several of these retail competitors are beginning to deliver, on a limited basis, to the professional installer.

         Although the Company believes that it competes effectively in its market area, many of its competitors, or their parent organizations, are larger in terms of sales volume and have access to greater capital and management resources.


EMPLOYEES

         As of December 31, 1997, the Company had 516 employees, 105 of whom work at the Company's traditional stores, 65 work at the Company's wholesale stores, 28 were engaged as outside sales personnel, 278 were engaged as delivery personnel, 10 work as regional store management and 30 work at the corporate and administrative headquarters. The Company's employees are not subject to a collective bargaining agreement. The Company considers its relations with its employees to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

SERVICE MARKS AND TRADEMARKS

         The name Ace Auto Parts has been used by the Company and its predecessor corporations since 1923. The Company has registered the service mark Ace Auto Parts in the State of Florida. The Company believes that its business is not materially dependent on any patent, trademark, service mark or copyright.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company operates 44 auto parts stores in Florida. Of such stores, two are owned by the Company, ten are leased from entities owned by Messrs. Thomas and Robert Cox, and one is leased from Joan Z. Cox, Trustee, mother of Messrs. Thomas and Robert Cox. The remaining 31 stores are leased from non-affiliated third parties. In addition, the Company leases from an affiliate of Messrs. Thomas and Robert Cox a 4,000 square foot facility used as a battery distribution center for the Company. The Ace Auto Parts stores generally range in size from 4,200 to 6,000 square feet. The Company's executive offices are located in one of the Company's traditional stores located at 1751 S. Missouri Avenue, Clearwater, Florida.

ITEM 3. LEGAL PROCEEDINGS

         On March 20, 1997, Automotive One Parts Stores, Inc., a Florida corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiff alleges that the Company (i) interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and (ii) misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiff is seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend the action.

         In November 1997, as a result of an investigation by the Department of Labor, the Company paid six previous employees approximately $4,000 related to overtime violations. The Company believes it would not have been cost beneficial to defend this action. Management believes it is in compliance with United States Fair Labor Standards Act and will vigorously defend its position should any future allegations arise. A future investigation by the Department of Labor is possible, however, any liability, which may result, cannot be measured at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         From the effective date of Registrant's initial public offering on April 8, 1996, the Registrant's Common Stock has been, and continues to be, traded on the over-the-counter market and is included for quotation on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") and the Boston Stock Exchange ("BSE"). There was no public market for the Registrant's Common Stock prior to April 8, 1996.

         The following table sets forth the range of high and low bid information for the Registrant's Common Stock for the period from the initial public offering to the end of 1997.


                                                                           1996                1997
                                                                    -----------------   -----------------
                                                                      High      Low       High      Low
                                                                    -------   -------   -------   -------
     First Quarter                                                      N/A       N/A    22 3/8     16
     Second Quarter                                                  13 3/4     8 1/2    16 1/4      9 1/2
     Third Quarter                                                   13 3/4    10         4 5/8      3 3/8
     Fourth Quarter                                                  16         9 1/2     2 7/8      1 3/4

         The market information above is derived from quotations on the National Market System of Nasdaq. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not necessarily represent actual transactions.

HOLDERS

         As of December 31, 1997 the approximate number of holders of record of the Registrant's Common Stock was 50 and the number of beneficial holders was approximately 1,500.

DIVIDENDS

         The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of the management of the Registrant to utilize all available funds for working capital and expansion of operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

OVERVIEW

         Since the Company's acquisition of substantially all of the assets of Ace Auto Parts Co., Inc. in April 1993, the Company's growth has resulted primarily through an increase in sales from the existing stores, the acquisition of additional stores and the opening of new stores when strategic acquisitions were not available. At December 31, 1993 the Company operated 16 stores. The Company acquired seven stores in 1994, opened one additional store in 1995, acquired thirteen stores and opened one store in 1996. In 1997, the Company acquired three stores, opened seven stores and closed four of the stores that were acquired in 1996. At December 31, 1997 the Company operated 44 stores.

         Through 1995 the Company's growth and working capital needs were capitalized with debt made available through APS, the Company's major supplier. At December 31, 1995, the Company was operating 24 stores, interest expense was 2.9% of sales and future growth was postponed until the high levels of debt could be replaced with equity. On April 8, 1996, as a result of the Company's initial public offering, the Company received approximately $7.9 million, paid $5.6 million of long-term debt and used the remaining proceeds for new store growth and working capital. On October 25, 1996, the Company sold restricted stock to APS which generated $2.5 million. The proceeds were used toward the purchase of six auto parts stores from APS. In addition, in January 1997 the Company increased its line of credit to $12 million.

         In contrast to the rapid new store growth of 1996, 1997 was a period of slower new store growth, which allowed new stores added in 1996 to be converted into the Company's standard operating model. 20 of the Company's 44 locations were opened during the periods being compared. These new stores initially operated at a loss, and an unfavorable impact on earnings was experienced. Earnings should improve as these new stores mature and sales volumes increase. In addition, resources were invested to improve the infrastructures of regional management teams and internal controls to facilitate additional growth and long-term profitability in the future. Implementation of these improvements was completed in December of 1997.

RESULTS OF OPERATIONS

         The following table sets forth certain selected historical operating results for the Company as a percentage of net sales.

                                                                                              Year Ended
                                                                                             December 31,
                                                                                          ------------------
                                                                                             1996       1997
                                                                                          --------   --------
    Net sales                                                                              100.0%     100.0%
    Cost of goods sold                                                                      63.5       64.8
                                                                                           -----      -----
         Gross profit                                                                       36.5       35.2
    Operating, selling, general and administrative expenses                                 34.1       34.7
                                                                                           -----      -----
         Operating income                                                                    2.4         .5
    Other income (expense)
      Interest expense                                                                      (1.2)      (1.6)
      Other, net                                                                              .1          -
                                                                                           -----      -----
    Earnings (loss) before income taxes                                                      1.3       (1.1)
    Provision (benefit) for income taxes                                                      .4        (.4)
                                                                                           -----      -----
    Net earnings (loss)                                                                       .9%       (.7)%
                                                                                           =====      =====
    Proforma information
      Historical earnings before income taxes                                                1.3
      Provision for income taxes                                                              .5
                                                                                           -----
    Net earnings                                                                              .8%
                                                                                           =====


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Sales. Product sales increased $13.3 million, or 49.7%, from $26.8 million in 1996 to $40.1 million in 1997. $10.4 million of this increase was due to ten new stores acquired and opened during 1997 and the first full year of operations in 1997 for 14 stores acquired and opened during 1996, of which four of these new stores acquired were either closed or consolidated into another store. There was no goodwill associated with the stores that were closed or consolidated. The remaining $2.9 million or 11.6% increase in net sales resulted from same store sales growth. Same store sales growth is calculated based on the change in net sales of only those stores that were operational for the entire periods being compared. Since the Company operates in a very competitive environment, price changes are often made. For the years ended 1996 and 1997, certain product lines experienced price decreases, however these have been offset with other product line price increases. Overall, price changes have had an immaterial effect on revenues. Of the 44 stores the Company operated at December 31, 1997, 22 stores have retail and wholesale sales and, for these stores, the retail sales generally account for 10% to 25% of total revenues.
For the years ended 1996 and 1997, the majority of these stores have experienced 5% to 15% decreases in retail revenues. However, these decreases have been offset by 5% to 40% increases in wholesale revenues. Store relocations will be considered if the retail business does not meet profit goals. The remaining 22 stores are 100% wholesale stores. For the years ended 1996 and 1997, the majority of these stores have experienced 5% to 40% increases in wholesale revenues. While the increasing complexity and sophistication of automobiles reduces the number of owners who can repair their own cars and poses a threat for retail sales, this complexity also creates an opportunity for wholesale sales that the Company is well positioned to take advantage of. In addition, the threat of increasing complexity of automobiles to retail sales is partially offset by owners keeping their cars longer and the increasing price of the more complex replacement parts. A current trend which poses a threat to both retail and wholesale sales is the auto manufacturers' attention to improving the quality of new cars which may result in fewer aftermarket repairs. The Company intends to overcome this improved new car quality threat by capturing and retaining wholesale market share by providing superior customer service.

         Cost of Goods Sold. Cost of goods sold increased from $17 million (or 63.5% of net sales) in 1996 to $25.9 million (or 64.8% of net sales) in 1997. This $8.9 million increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales increased primarily from sales increases in lower gross margin wholesale sales and new store sales that initially operate at lower gross margins. These increases were partially offset by favorable pricing from vendors. 20 of the Company's 44 store locations were opened during the periods being compared. These new stores' cost of goods sold as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase. The Company continues to purchase most of its product from APS, however, the Company has begun negotiations with potential new suppliers. If the Company decides to purchase product directly from its manufacturers, a larger warehouse operation would be required, the acquisition cost of parts would decrease and warehousing and distribution expenses would increase. At this early stage, the Company has not determined if a new supplier or multiple suppliers will replace APS.

         Operating, Selling, General and Administrative ("OSG&A") Expenses. OSG&A expenses increased from $9.1 million (or 34.1% of net sales) in 1996 to $13.9 million (or 34.7% of net sales) in 1997. This $4.8 million increase resulted primarily from additional store personnel and corporate overhead to support the increased sales volume. OSG&A expenses as a percentage of sales increased primarily from certain new stores that initially operate at a higher expense percentage. This increase was partially offset by reimbursements of promotional expenses received from suppliers. 20 of the Company's 44 store locations were opened during the periods being compared. These new stores' expenses as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase.

         Interest Expense. Interest expense increased from $329,517 in 1996 (or 1.2% of net sales) to $647,973 in 1997 (or 1.6% of net sales). This increase resulted primarily from the increased level of debt incurred to expand operations, as well as for working capital. This increase was partially offset by an interest rate reduction of almost 2.5 percentage points from the comparable 1996 period.

         Provision for Income Taxes. The Company was taxed as an S Corporation prior to the completion of its initial public offering on April 8, 1996. In conjunction with the completion of the initial public offering, the Company was required to record the cumulative tax effect of its net deferred income taxes of $44,400 on this date. As a result, the provision for income taxes for the year ended December 31, 1996 includes this one-time charge and the income taxes related to the net earnings recorded subsequent to April 8, 1996. In 1997, the Company reported a loss before income taxes which resulted in an income tax benefit.

         Proforma provision for income taxes. The Proforma provision for income taxes in 1996 includes a provision for income taxes assuming the Company had been subject to income taxes as a C Corporation for the entire year.

         Change in Accounting Principle. Effective January 1, 1997, the Company elected to change its method of inventory valuation from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is an accounting method used in the Company's industry. As required by generally accepted accounting principles, the Company has retroactively adjusted prior years' financial statements for this change. The effect of the restatement was to decrease retained earnings at January 1, 1996 by $61,973, and increase 1996 net earnings and earnings per share by $61,973 and $.01, respectively.

         New Accounting Pronouncements.  In 1996, the Emerging Issues Task Force
(EITF) of the Financial Accounting Standards Board reached a consensus that the cost associated with modifying internal use software for the year 2000 should be expensed as incurred. The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the year. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause computer systems to perform inaccurate calculations. The Company has conducted a review to identify computer systems that could be affected by the inability of these systems to properly recognize the digits for the year 2000. The Company has developed a corrective plan and is currently implementing such plan. Based on the corrective plan, costs associated with the year 2000 issue will be immaterial. The anticipated costs will be immaterial due in part to the ongoing replacement of significant old systems. New systems in process of being installed, as well as those installed over the past few years, are year 2000 compliant.

         The Company is working with its suppliers, operators and partners to mitigate any adverse effects of their system failures on the Company. As a result, management cannot quantify the impact to the Company of other companies' system failures, but does not expect it to be material.

         During 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, which are effective for periods beginning after December 15, 1997. In the opinion of management, these statements will not have a material impact on the Company's financial statements in the year of adoption.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $5.4 million for the year ended 1996, primarily as a result of an increase in accounts receivable and inventories, and a decrease in accounts payable. For the year ended 1997, net cash used in operating activities was $2.1 million, primarily as a result of an increase in accounts receivable, inventories and accounts payable.

         Net cash used in investing activities was $5 million and $2 million for the years ended 1996 and 1997, respectively. Cash was used to fund new store acquisitions and capital expenditures.

         Net cash provided by financing activities was $10.2 million for the year ended 1996 as compared to $4.3 million for the year ended 1997. During 1996, the Company received $7.9 million of net proceeds from its initial public offering, which was used to pay $5.6 million of debt. In addition, the Company received $2.5 million from the sale of restricted stock, utilized $5.8 million of its credit facilities to pay down $3.9 million of trade payables and meet its general working capital requirements. During 1997, the Company had net borrowings of $4.5 million under its credit facilities. These borrowings were used to fund the acquisitions, finance the opening of seven new stores and for general working capital purposes.

         The Company proposes to continue to expand its operations primarily through acquisitions when an opportunity is available. In January 1997, the Company amended its existing $7 million revolving line of credit with Barnett Bank N.A. by increasing the borrowing limit to $12 million. The borrowing limit for the revolving line is determined by the amount of eligible inventory and accounts receivable. This line of credit was extended to September 30, 1999 and carries a variable interest rate of the London Interbank Offered Rates (LIBOR) plus 2%. This line, among other provisions, requires the Company to maintain, at a minimum, a current ratio of 2 to 1, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1 and a times interest earned multiple of 1.25 or greater. The Company also has available a $500,000 non-revolving line of credit until July 1998. At December 31, 1997, the Company had approximately $2.5 million available under these lines. As a result of APS filing for protection under Chapter 11 in February 1998, the percentage applied to the amount of eligible inventory that is used in the borrowing limit calculation could be reduced from 75% to 50%. Management believes this potential modification will not have a material adverse effect on its business.

         Management believes that the cash expected to be provided by operating activities, existing cash, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future if the Company continues to use APS to warehouse and distribute the majority of its product needs. If the Company decides to purchase product directly from its manufacturers, a warehouse operation would be needed which may require additional financing. At this early stage, the Company has not determined if a new supplier or multiple suppliers will replace APS.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         (a)  Directors

         Reference is made to the Registrant's definitive proxy statement for the 1998 annual shareholders meeting involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report. The information required by this Item and contained in such definitive proxy statement is incorporated herein by reference.

         (b)  Executive Officers

         The following table sets forth the names and ages of all executive officers of the Registrant, including all positions and offices with the Registrant held by him.

          Name                      Age                    Position
          ----------------------    ---                    --------
          Thomas D. Cox             49                     President
          Robert A. Cox             52                     Executive Vice President
          Robert B. Morgan          32                     Vice President/Finance and Controller
          Frank M. Kelly            54                     Vice President of Sales and Marketing
          Barry L. Herman           35                     Vice President of Inventory Control

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

         FRANK M. KELLY is the Vice President of Sales and Marketing. He manages sales distribution, market planning, advertising and public relations. Mr. Kelly has been employed by the Company and its predecessor since 1991. Prior to becoming Vice President, he served as a District Manager and Sales Manager. From 1988 to 1991, Mr. Kelly served as Sales Manager for Steego Auto Parts in Ft. Myers, Florida. Mr. Kelly has over 28 years experience in the wholesale and retail markets.

         BARRY L. HERMAN is the Vice President of Inventory Control. He manages the inventory purchasing, distribution and control. Mr. Herman has been employed by the Company since November of 1996. From 1990 to 1996, Mr. Herman served as Manager of Inventory/Pricing for APS, Inc. in Houston, Texas.

ITEM 10.  EXECUTIVE COMPENSATION

         Reference is made to the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders involving the election of directors which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Registrant's definitive proxy statement for the 1998 annual meeting of shareholders involving the election of directors, which will be filed with the Commission within 120 days after the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        3(a)              Articles of Incorporation, as amended*
         (b)              By-laws*
       10(a)              Copy of Stock Option Plan*
         (b)              Copy of Underwriter's Warrant Agreement*
         (c)              Copy of Supply Agreement between the Registrant and A.P.S., Inc.*
         (d)              Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant (Seminole,
                          Florida)*
         (e)              Copy of Lease Agreement between Linco Auto Part, Inc. and the Registrant (Pinellas
                          Park, Florida)*
         (f)              Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant (Bradenton,
                          Florida)*
         (g)              Copy of Lease Agreement between Joan Z. Cox, Trust, Inc. and the Registrant
                          (Clearwater, Florida)*
         (h)              Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant (St.
                          Petersburg, Florida)*
         (i)              Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant (St.
                          Petersburg, Florida)*
         (j)              Copy of Lease Agreement between Cozer Enterprises and the Registrant (Dunedin,
                          Florida)*
         (k)              Copy of Lease Agreement between Cozer Enterprises and the Registrant (Largo, Florida)*
         (l)              Copy of Lease Agreement between Cozer Enterprises and the Registrant (Sarasota,
                          Florida)*
         (m)              Copy of Lease Agreement between Cozer Enterprises and the Registrant (Spring Hill,
                          Florida)*
         (n)              Copy of Lease Agreement between Cozer Enterprises and the Registrant (Winter Haven,
                          Florida)*
         (o)              Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant (St.
                          Petersburg, Florida)*
         (p)              Copy of Amended and Restated Continuing Credit and Security Agreement*
       23                 Copy of Consent of Independent Certified Public Accountants
       27.1               Financial Data Schedule (for SEC use only)
       27.2               Restated Financial Data Schedule for three months ended March 31, 1997 (for
                          SEC use only)


* Incorporated by reference to the Exhibits to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-1568A) on February 21, 1996.

(b)   Reports on Form 8-K

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



Dated: March 27, 1998                            THE PARTS SOURCE, INC.
                                                 d/b/a ACE AUTO PARTS

                                                 By:   /s/ Thomas D. Cox
                                                    ---------------------------
                                                           Thomas D. Cox,
                                                           President and Chief
                                                           Executive Officer

                                                 By:   /s/ Robert B. Morgan
                                                    ---------------------------
                                                           Robert B. Morgan,
                                                           Chief Financial
                                                           Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas D. Cox                    Director                   March 27, 1998
--------------------------
Thomas D. Cox


/s/ Robert A. Cox, Jr.               Director                   March 27, 1998
--------------------------
Robert A. Cox, Jr.


/s/ M. Steven Sembler                Director                   March 27, 1998
--------------------------
M. Steven Sembler


/s/ James M. Chadwick                Director                   March 27, 1998
--------------------------
James M. Chadwick, Esq.

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

THE PARTS SOURCE, INC.
(d/b/a Ace Auto Parts)

DECEMBER 31, 1997

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

Statements of Operations                                                F-4

Statement of Stockholders' Equity                                       F-5

Statements of Cash Flows                                                F-6

Notes to Financial Statements                                           F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors and Stockholders
The Parts Source, Inc.
(d/b/a Ace Auto Parts)

We have audited the accompanying balance sheet of The Parts Source, Inc. (d/b/a Ace Auto Parts) as of December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Parts Source, Inc. (d/b/a Ace Auto Parts) as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                             /s/ GRANT THORNTON LLP


Tampa, Florida
February 27, 1998

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                                  BALANCE SHEET

                                December 31, 1997


                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $    227,564
  Accounts receivable
    Trade, net                                                                     2,774,975
    Other - primarily suppliers                                                    1,203,292
  Inventories                                                                     16,488,120
  Refundable income taxes                                                            130,812
  Prepaid expenses                                                                   124,010
  Deferred tax asset                                                                 190,700
                                                                                ------------

          Total current assets                                                    21,139,473

PROPERTY AND EQUIPMENT, NET                                                        3,559,541

OTHER ASSETS
  Excess of cost over net assets acquired, net                                     1,280,639
  Non-compete agreement, net                                                         151,587
  Other                                                                              121,650
                                                                                ------------

                                                                                $ 26,252,890
                                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of
    Long-term obligations                                                       $     50,754
    Notes payable, related parties                                                   144,723
  Accounts payable - trade                                                         4,926,079
  Accrued liabilities                                                                873,728
                                                                                ------------

          Total current liabilities                                                5,995,284

LONG-TERM OBLIGATIONS, less current portion                                       10,397,131
NOTES PAYABLE, RELATED PARTIES, less current portion                                  25,494
OTHER LIABILITIES                                                                      5,880
DEFERRED INCOME TAXES                                                                138,200

COMMITMENTS AND CONTINGENCIES                                                             --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding
  Common stock, $.001 par value, 10,000,000 shares authorized,
  3,412,273 shares issued and outstanding                                              3,412
  Additional paid-in capital                                                       9,825,158
  Accumulated deficit                                                               (137,669)
                                                                                ------------
                                                                                   9,690,901
                                                                                ------------

                                                                                $ 26,252,890
                                                                                ============

         The accompanying notes are an integral part of this statement.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                            STATEMENTS OF OPERATIONS


                                                                 Year Ended December 31,
                                                             -------------------------------
                                                                 1996               1997
                                                             ------------       ------------
Net sales                                                    $ 26,755,921       $ 40,052,866
Cost of goods sold                                             16,998,364         25,935,829
                                                             ------------       ------------

     Gross profit                                               9,757,557         14,117,037

Operating, selling, general and administrative expenses         9,116,801         13,919,615
                                                             ------------       ------------

     Operating income                                             640,756            197,422
                                                             ------------       ------------

Other income (expense)
  Interest expense                                               (329,517)          (647,973)
  Other, net                                                       45,824             24,861
                                                             ------------       ------------
                                                                 (283,693)          (623,112)
                                                             ------------       ------------
     Earnings (loss) before income taxes                          357,063           (425,690)

Provision (benefit) for income taxes                              117,600           (166,300)
                                                             ------------       ------------

     Net earnings (loss)                                     $    239,463       $   (259,390)
                                                             ============       ============

     Historical net earnings (loss) per common share         $        .08       $       (.08)
                                                             ============       ============


Pro forma information
  Historical earnings before income taxes                    $    357,063
  Provision for income taxes                                      131,900
                                                             ------------
  Pro forma net earnings                                     $    225,163
                                                             ============

  Pro forma net earnings per common share                    $        .08
                                                             ============








        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    Common          Additional       Accumulated
                                                                     Stock       Paid-in Capital       Deficit             Total
                                                                  -----------    ---------------     -----------       -----------
Balance at January 1, 1996, as previously reported                $     2,000      $        --       $  (668,894)      $  (666,894)

  Restatement for change in inventory pricing method
    from LIFO to FIFO (Note C)                                             --               --           (61,973)          (61,973)
                                                                  -----------      -----------       -----------       -----------

Balance at January 1, 1996, as restated                                 2,000               --          (730,867)         (728,867)

  Initial public offering, net of offering costs of $305,000            1,185        7,941,670                --         7,942,855


  Recapitalization for change in income tax status,
    S Corporation to C Corporation                                         --         (613,125)          613,125                --

  Sale of restricted stock                                                227        2,499,773                --         2,500,000

  Net earnings                                                             --               --           239,463           239,463
                                                                  -----------      -----------       -----------       -----------

Balance at December 31, 1996                                            3,412        9,828,318           121,721         9,953,451

  Registration fees related to sale of restricted stock                    --           (3,160)               --            (3,160)

  Net loss                                                                 --               --          (259,390)         (259,390)
                                                                  -----------      -----------       -----------       -----------

Balance at December 31, 1997                                      $     3,412      $ 9,825,158       $  (137,669)      $ 9,690,901
                                                                  ===========      ===========       ===========       ===========






         The accompanying notes are an integral part of this statement.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                                  -------------------------------
                                                                                      1996               1997
                                                                                  ------------       ------------
Increase (Decrease) in Cash
  Cash flows from operating activities:
  Net earnings (loss)                                                             $    239,463       $   (259,390)
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Depreciation and amortization                                                    315,113            652,134
      Deferred income taxes, net                                                        74,400           (126,900)
      Other                                                                             (9,275)            (9,036)
      Changes in assets and liabilities, net of acquisitions of businesses:
        (Increase) in accounts receivable                                             (991,477)        (1,129,715)
        (Increase) in inventories                                                   (1,955,275)        (3,189,358)
        (Increase) in refundable income taxes                                          (46,400)           (84,412)
        (Increase) in prepaid expenses                                                  (9,686)           (56,723)
        Decrease (increase) in other assets                                             81,299            (54,995)
        (Decrease) increase in accounts payable                                     (3,051,487)         2,265,016
        Increase (decrease) in accrued liabilities                                       6,843           (101,317)
        (Decrease) in other liabilities                                                (46,667)                --
                                                                                  ------------       ------------
               Net cash used in operating activities                                (5,393,149)        (2,094,696)
                                                                                  ------------       ------------

Cash flows from investing activities:
  Cash paid for acquisitions of businesses                                          (3,831,732)          (700,507)
  Payment for purchase of non-compete agreement                                        (85,000)           (85,000)
  Purchases of property and equipment                                               (1,079,314)        (1,275,853)
  Proceeds from disposition of property and equipment                                   31,328             59,088
                                                                                  ------------       ------------
               Net cash used in investing activities                                (4,964,718)        (2,002,272)
                                                                                  ------------       ------------

Cash flows from financing activities:
  Net borrowings under line of credit agreement                                      5,753,171          4,492,487
  Repayments of long-term obligations                                               (5,977,000)          (185,303)
  Net proceeds from initial public offering                                          7,942,855                 --
  Net proceeds from sale of restricted stock                                         2,500,000                 --
  Payment of registration fees                                                              --             (3,160)
  Other                                                                                (32,677)                --
                                                                                  ------------       ------------
               Net cash provided by financing activities                            10,186,349          4,304,024
                                                                                  ------------       ------------

(Decrease) increase in cash                                                           (171,518)           207,056

Cash, beginning of year                                                                192,026             20,508
                                                                                  ------------       ------------

Cash, end of year                                                                 $     20,508       $    227,564
                                                                                  ============       ============


        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997


NOTE A - DESCRIPTION OF BUSINESS

Business

The Parts Source, Inc. (d/b/a Ace Auto Parts) (the Company) is a specialty wholesaler and retailer of automotive replacement parts, maintenance items and accessories for the professional installer and "do it yourself" markets throughout Florida.


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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1996 and 1997.

Inventories

Inventories, which consist of automotive hard parts, maintenance items, accessories and tools, are stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method (See Note C).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over their estimated service lives. Leasehold improvements are amortized using the straight-line method over the respective leases or the service lives of the improvements, whichever is shorter.

Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired is amortized using the straight-line method over periods of ten and fifteen years. Accumulated amortization totaled approximately $145,000 at December 31, 1997.

Non-Compete Agreement

Costs incurred in connection with a non-compete agreement are amortized over an estimated life of ten years on a straight-line basis. Accumulated amortization totaled approximately $18,000 at December 31, 1997.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Pre-opening Costs

Costs associated with the opening of new stores, which consist primarily of payroll and occupancy costs, are charged to operations as incurred.

Advertising and Promotional Expenses

The Company expenses its share of advertising and promotional expenses as such costs are incurred. The portion of advertising and promotional expenditures that are recoverable from vendors and other cooperative programs are recorded as a receivable. The Company does not defer any portion of its share of advertising costs.

Accounting for Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets and intangibles held and used for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the net cash flows they will generate.

Income Taxes

The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Prior to the completion of its initial public offering on April 8, 1996, the Company was taxed as a S Corporation. As such, the Company's taxable income was included in the income tax returns of its stockholders for federal and state income tax purposes. Upon completion of its initial public offering, the Company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation. As a result, on April 8, 1996, the Company recorded a net deferred tax liability of $44,400, which represents the tax effect of the cumulative temporary differences existing on this date with a corresponding charge to the provision for income taxes.

Concentration of Credit Risk

The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements and have consistently been within management's expectations. The allowance for doubtful accounts related to accounts receivable, trade at December 31, 1997 was approximately $178,000.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings Per Share

The Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share (EPS), which is effective for financial statements issued for periods ending after December 15, 1997 and, accordingly, has been adopted by the Company in 1997. SFAS No. 128 simplifies the standards for computing EPS previously codified in Accounting Principles Board Opinion No. 15, Earnings Per Share. This statement requires the replacement of primary EPS with basic EPS and a dual presentation of basic and diluted EPS on the Statement of Operations for all entities with a complex capital structure. Basic EPS is computed by dividing net earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution from the exercise of stock options and convertible securities. Restatement of prior period EPS data is required. Adoption of this statement did not materially impact the current computation and presentation of earnings per share.

Basic loss per share is the same as the diluted loss per share since the Company had a net loss for the year ended December 31, 1997. Outstanding stock options in 1997 have not been considered in these computations since the effect of their inclusion would be antidilutive. Basic and dilutive EPS were the same for 1996 since the impact of the dilutive stock options was not significant. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:

                                                                                1996         1997
                                                                             ----------   ----------
          Numerator:
            Historical:
              Net earnings (loss)                                            $  239,463   $ (259,390)
                                                                             ==========   ==========
            ProForma:
              Net earnings                                                   $  225,163
                                                                             ==========

          Denominator:
            Weighted average number of common shares used in basic EPS        2,907,452    3,412,273
            Effect of dilutive stock options                                     43,265            -
                                                                             ----------   ----------

            Weighted number of common shares and dilutive potential
              common stock used in diluted EPS                                2,950,717    3,412,273
                                                                             ==========   ==========


Stock Based Compensation

The Company has adopted only the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as it relates to employment awards. It applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans.

New Accounting Pronouncements Not Yet Adopted

During 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, which are effective for periods beginning after December 15, 1997. In the opinion of management, these statements will not have a material impact on the Company's financial statements in 1998.

Reclassifications

Certain reclassifications have been made to conform with the 1997 presentation.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE C - INVENTORIES

Effective January 1, 1997, the Company elected to change its method of inventory valuation from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is an accounting method used in the Company's industry.

The change in the method of valuing inventories has been applied retroactively by restating the financial statements for the prior year. The effect of this restatement was to reduce retained earnings as of January 1, 1996 by $61,973. The following summarizes the effect of changing the accounting method for inventories on 1996 net earnings and earnings per share:


                                                                     1996
                                                                   --------
          Net earnings, as previously reported                     $177,490
          Effect of change in accounting method for
           inventories, net of income taxes                          61,973
                                                                   --------
          Net earnings, as restated                                $239,463
                                                                   ========

          Pro forma net earnings per common share,
           as previously reported                                  $    .07
          Effect of change in accounting method for
           inventories, net of income taxes                             .01
                                                                   --------
          Pro forma net earnings per share, as restated            $    .08
                                                                   ========


NOTE D - ACQUISITIONS

In October 1996, the Company purchased substantially all of the assets and assumed certain liabilities of six auto parts stores from APS, Inc. The acquisition was accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since the date of acquisition. Of the approximate $2.9 million in total costs involved in the acquisition, approximately $2.5 million was paid in cash from the proceeds received from the sale of 227,273 shares of unregistered stock to APS, Inc. at $11.00 per share, $400,000 was funded through borrowings from the Company's line of credit, with the remainder in the form of assumption of specified liabilities. The Company allocated approximately $1.9 million of the purchase price to tangible assets. Approximately $1.2 million in goodwill was recorded related to this acquisition.

In November 1996, the Company purchased certain assets and assumed certain liabilities of five auto parts stores from Central Motor Supply, Inc. The acquisition was accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since the date of acquisition. Of the approximate $931,950 in total costs involved in the acquisition, approximately $838,000 was funded through borrowings from the Company's line of credit, with the remainder in the form of assumption of specified liabilities. The Company allocated approximately $832,000 to tangible assets. Approximately $100,000 in goodwill was recorded related to this acquisition. In addition, the Company paid approximately $170,000 for a non-compete agreement with the key owner of the acquired business.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE D - ACQUISITIONS - Continued

Also in 1996, the Company purchased certain net assets of two auto parts stores in separate transactions. Total consideration paid amounted to approximately $635,000 of which the purchase price was allocated to the net tangible assets acquired.

During 1997, the Company acquired substantially all the assets of three auto parts stores. These acquisitions were accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since their dates of acquisition. The total purchase price was approximately $479,000 and liabilities of approximately $59,000 were assumed in exchange for approximately $515,000 in tangible assets. Approximately $23,000 in goodwill relating to these acquisitions was recorded. Had the acquisitions occurred at the beginning of 1997, the results would not have been materially different from those reported.

The following unaudited pro forma information presents the combined results of operations as if the 1996 acquisitions had occurred at the beginning of 1996. The unaudited pro forma information is not necessarily indicative of the results which would have actually occurred had the transaction been in effect on the date and for the period indicated or which may result in the future (restated for the effect of the change in Note C).


                                                                   1996
                                                               -----------
          Net sales                                            $36,025,401
          Net earnings                                         $   380,479
          Net earnings per common share                        $       .13


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1997:

                                                                                   Life
                                                                                  (Years)
                                                                                  -------
          Land                                                   $  354,842
          Buildings and leasehold improvements                      415,101         40
          Furniture and fixtures, and signs                       1,030,325        10-15
          Computer equipment                                      1,151,224          7
          Transportation equipment                                1,719,753         5-7
                                                                 ----------
                                                                  4,671,245
          Less:  accumulated depreciation and amortization        1,111,704
                                                                 ----------
                                                                 $3,559,541
                                                                 ==========

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31, 1997:

          Revolving line of credit, interest at LIBOR plus 2%; due September 30,
          1999; collateralized by substantially all the assets of the Company               $10,036,032

          Note payable, requiring monthly installments of principal and interest of $2,192, interest at a fixed rate of 10%; due November 2000 with a final installment of $168,078 at maturity; personally guaranteed by
          the two majority stockholders of the Company                                          190,382

          Note payable, requiring monthly installments of principal and interest of
          $1,999, interest at a fixed rate of 7%; due December 2007                             172,150

          Various obligations under capital leases, requiring monthly installments of approximately $5,000 including interest at various rates; collateralized
          by certain equipment and vehicles                                                      49,321
                                                                                            -----------
                                                                                             10,447,885
          Less current maturities                                                                50,754
                                                                                            -----------
                                                                                            $10,397,131
                                                                                            ===========

The revolving line of credit agreement was amended in January 1997, to provide for up to twelve million of borrowings subject to the amount of eligible inventory and accounts receivable. The Company also has available a $500,000 non-revolving line of credit until July 1998. At December 31, 1997, the Company had approximately $2.5 million available under these lines of credit (See Note
I). Interest rate on advances made under the revolving line of credit were 8.00% as of December 31, 1997. These agreements, among other provisions, contain certain financial covenants requiring the Company to maintain, at a minimum, a current ratio of 2 to 1, the ratio of total liabilities to tangible net worth not to exceed 2.25 to 1, and a times interest earned multiple of 1.25 or greater. At December 31, 1997, the Company was in compliance with the covenants contained in the loan agreements. The revolving line of credit is scheduled to terminate on September 30, 1999.

Aggregate maturities of long-term obligations are as follows for the years ended December 31:

          1998                                                                              $    50,754
          1999                                                                               10,075,254
          2000                                                                                  189,442
          2001                                                                                   15,197
          2002                                                                                   16,295
          Thereafter                                                                            100,943
                                                                                            -----------
                                                                                            $10,447,885
                                                                                            ===========

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE G - NOTES PAYABLE, RELATED PARTIES

In 1993, the Company executed an unsecured promissory note in the amount of $551,932, payable to the two majority stockholders of the Company. The note is payable upon demand but, to the extent the related stockholders do not call for repayment, the terms of the note require monthly installments of $6,000, including interest at 9%. During 1996, a receivable of $152,222 from the two majority stockholders was offset against the notes payable balance. In addition, $93,300 in demand payments were made. Due to these events, the installment payments terminate in July 1999. The two majority stockholders do not intend to demand repayment in the next twelve months. In addition, during December 1995 the Company assumed an unsecured promissory note in connection with an acquisition in the amount of $80,000, payable to the father of the two majority stockholders. The note is payable on demand and bears interest at 12%.

Future maturities are as follows for the years ending December 31,

          1998                                                 $144,723
          1999                                                   25,494
                                                               --------
                                                               $170,217
                                                               ========

Interest expense on these notes aggregated approximately $37,000 and $21,000 in 1996 and 1997, respectively.


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

The Board of Directors is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative, participating, option or other special rights and qualifications, limitations, or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of December 31, 1997, the Board had not authorized any issuances of series of preferred stock and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE I - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 1993, the Company entered into a product purchase agreement with APS, a national distributor of replacement auto parts. Under the terms of this agreement, the Company agreed, for a five-year period commencing on April 27, 1993, to purchase merchandise from APS over any given four month consecutive billing period, at a minimum average of 75% of the Company's costs of goods, as defined, and not perform a bulk transfer of assets nor transfer its leasehold interests in properties where it conducts business without giving APS a 45-day written notice. In February 1996, the agreement was extended to February 2003. Purchases under this agreement aggregated approximately $13,298,000 and $20,410,000 in 1996 and 1997, respectively.

In January 1998, due to APS' financial difficulties, the Company sent notice to APS asking for written assurance within thirty days that APS has the ability to meet its obligation under the purchase agreement. The Company has not received any written notice from APS. As a result, the Company believes the agreement has been breached and therefore, notified APS that this agreement has been terminated. The Company is continuing to evaluate its available potential alternatives.

In February 1998, APS, along with its parent and affiliated companies, filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). The Company continues to purchase parts from APS, but the Company has begun negotiations with potential new suppliers. However, if APS were to discontinue business, the Company would be required to locate and purchase parts from alternative vendors. If the Company was unable to identify and enter into agreements with alternative vendors of similar parts that offer similar programs to APS, or there is a disruption of the Company's vendor relationship with APS, or there is a material change in any terms of purchase, advertising, incentive or other programs offered by APS, that would likely have a material adverse affect on the Company's business. While the Company has identified and continues to discuss supply and distributor relationships with alternative vendors of similar parts which offer similar programs to APS, there can be no assurance that the Company will be successful in entering into new relationships with such vendors, or if such arrangements were entered into, that they would be available to the Company on acceptable terms, or on terms competitive with those currently offered by APS. Management of the Company does not believe that the outcome of the APS Chapter 11 proceedings will have a material adverse effect on the Company or its business. As a result of APS filing for protection under Chapter 11 in February 1998, the percentage applied to the amount of eligible inventory that is used in the borrowing limit calculation related to the Company's revolving line of credit could be reduced from 75% to 50%. Management believes this potential modification will not have a material adverse effect on its business.

In 1997, the Company entered into a product purchase agreement with a parts manufacturer. Under the terms of this agreement, the Company agreed, for a period of two-years commencing on December 31, 1997 or when purchases total $13.5 million, whichever occurs first, to purchase merchandise directly from this manufacturer. If the Company fails to comply with this agreement, it will be liable to the manufacturer for a $520,000 penalty.

Leases

The Company leases certain stores from unrelated parties under non-cancelable operating leases. Such leases expire during the years 1998 to 2005. In addition, the Company leases certain stores, including its corporate offices, from entities affiliated through common ownership. Such leases expire in the year 2000. Rent expense under leases with entities affiliated through common ownership aggregated $502,818 and $513,830 in 1996 and 1997, respectively.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more, including annual commitments of $535,428 in 1998 through 2000 in connection with the related party leases, are as follows:

          1998                                                   $1,227,877
          1999                                                    1,139,400
          2000                                                      963,134
          2001                                                      306,812
          2002                                                      114,007
          Thereafter                                                 37,643
                                                                 ----------
                                                                 $3,788,873
                                                                 ==========

Rent expense for these real estate operating leases with unrelated parties was $377,262 and $799,771 in 1996 and 1997, respectively.

Legal Proceedings

On March 20, 1997, Automotive One Parts Stores, Inc., a Florida Corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiff alleges that the Company (i) interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and (ii) misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiff is seeking damages in excess of $400,000. The Company denies the allegations and intends to vigorously defend this action. At this time, management believes the resolution of this matter will not have a material effect on the Company's financial position or results of operations.

United States Fair Labor Standards Act (FLSA) Investigation

In November 1997, as a result of an investigation by the Department of Labor, the Company paid six previous employees approximately $4,000 related to overtime violations. The Company believes it would not have been cost beneficial to defend this action. Management believes it is in compliance with FLSA and will vigorously defend its position should any future allegations arise. A future investigation by the Department of Labor is possible, however, any liability, which may result, cannot be measured at this time.

NOTE J - INCOME TAXES

As discussed in Note B, the Company was taxed as an S Corporation prior to the completion of its initial public offering in April 1996 and was not subject to federal and state income taxes prior to this date.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE J - INCOME TAXES - Continued

The provision (benefit) for income taxes for the years ended December 31, 1996 and 1997 is as follows:


                                           1996                1997
                                        ---------           ---------
          Current:
            Federal                     $  36,000           $ (79,000)
            State                           7,200              (9,800)
                                        ---------           ---------
                                           43,200             (88,800)
                                        ---------           ---------

          Deferred:
            Federal                        63,500             (66,200)
            State                          10,900             (11,300)
                                        ---------           ---------
                                           74,400             (77,500)
                                        ---------           ---------
                                        $ 117,600           $(166,300)
                                        =========           =========

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate for the years ended December 31, 1996 and 1997 is as follows:


                                                                          1996        1997
                                                                         -----       -----
          Federal income taxes, at statutory rates                        34.0%      (34.0)%
          State income taxes, net of federal benefit                       3.6        (3.6)
          Benefit of graduated tax rates                                  (1.7)         --
          Tax effect of net earnings attributable to S Corporation       (11.7)         --
          Cumulative effect of change in tax status from an
            S Corporation to a C Corporation                               7.8          --
          Other                                                             .9        (1.5)
                                                                         -----       -----
                                                                          32.9%      (39.1)%
                                                                         =====       =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at December 31, 1997:


                                                                       1997
                                                                    ---------
          Deferred tax assets:
            Allowance for doubtful accounts                         $  66,900
            Excess of cost over net assets acquired                    10,400
            Inventory capitalization                                   93,300
            Net operating loss carryforwards                           92,300
            Non-deductible accruals and reserves                       32,800
                                                                    ---------
                                                                      295,700

          Deferred tax liabilities:
            Depreciation                                             (243,200)
                                                                    ---------

          Net deferred tax assets                                   $  52,500
                                                                    =========

At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $245,000 and $450,000, respectively, that expire in the year 2012. At this time, management believes that the net deferred tax assets will be utilized, therefore no valuation allowance has been recorded.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE K - PRO FORMA INFORMATION

Pro forma income taxes

The following information reflects the pro forma effect on income taxes as if the Company's earnings had been subject to federal and state income taxes as a C Corporation for the year ended December 31, 1996:

          Current:
            Federal                                                    $ 72,200
            State                                                        13,300
                                                                       --------
                                                                         85,500
                                                                       --------

          Deferred:
            Federal                                                      39,600
            State                                                         6,800
                                                                       --------
                                                                         46,400
                                                                       --------
                                                                       $131,900
                                                                       ========

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate for the year ended December 31, 1996 is as follows:

          Federal income taxes at statutory rates                       34.0%
          State income taxes, net of federal benefit                     3.6
          Other                                                          (.7)
                                                                        ----
                                                                        36.9%
                                                                        ====


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities consisted of the following at December 31, 1996:

          Deferred tax assets:
            Allowance for doubtful accounts                            $  43,700
            Excess of cost over net assets acquired                       13,800
            Non-deductible accruals and reserves                          26,000
                                                                       ---------
                                                                          83,500

          Deferred tax liabilities:
            Depreciation                                                (157,900)
                                                                       ---------

          Net deferred tax liabilities                                 $ (74,400)
                                                                       =========

Pro forma net earnings per common share

Pro forma net earnings per common share are computed by dividing pro forma net earnings by the weighted average common shares outstanding during the period. Pro forma net earnings includes a pro forma provision for income taxes assuming the Company had been subject to income taxes during the period it was an S Corporation for income tax purposes.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE L - EMPLOYEE BENEFITS

401(k)

The Company has a 401(k) profit-sharing plan (the Plan) for the benefit of its employees. To be eligible to participate, an employee must be twenty-one years of age and have at least one year of employment with the Company. Participants may contribute pre-tax earnings up to the maximum allowable under the Internal Revenue Code, with a provision for the Company to match up to 10% of participant contributions. Participants' rights to Company-contributed benefits vest over three to eleven years of service, as defined in the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. No contributions were made to the Plan in 1996 and 1997.

Incentive Stock Option Plan

In connection with the initial public offering, the Board of Directors adopted a stock option plan under which incentive or non-statutory stock options may be granted to directors, officers and key employees. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan. The exercise price on options granted shall not be less than the fair market value of the stock on the date of grant and will expire no later than ten years from the date of grant. Options granted pursuant to the plan become exercisable no sooner than six months from the date of grant. In the case of a stockholder owning more than 10% of the outstanding stock of the Company, the exercise price of an incentive option may not be less than 110% of the fair market value of the stock on the date of grant, and such options will expire no later than five years from the date of grant. Also, aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by any individual in any calendar year may not exceed $100,000.

The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's Historical and pro forma net earnings and Historical and pro forma net earnings per common share would have been reduced to the pro forma amounts indicated below:


                                                                                   1996         1997
                                                                                  --------    ---------
    Historical net earnings                                   As reported         $239,463    $(259,390)
                                                              Pro forma           $154,730    $(419,366)

    Historical earnings per common share-basic                As reported         $    .08    $    (.08)
                                                              Pro forma           $    .05    $    (.12)

    Historical earnings per common share-diluted              As reported         $    .08    $      --
                                                              Pro forma           $    .05    $      --

    Pro forma net earnings                                    As reported         $225,163    $      --
                                                              Pro forma           $145,481    $      --

    Pro forma earnings per common share-basic                 As reported         $    .08    $      --
                                                              Pro forma           $    .05    $      --

    Pro forma earnings per common share-dilutive              As reported         $    .08    $      --
                                                              Pro forma           $    .05    $      --

The fair value of each option grant is estimated on the date of grant using Binomial options-pricing model with the following weighted average assumptions used for grants in 1996 and 1997, respectively: no dividend yield, expected volatility of 33 and 41 percent, risk-free interest rate of 6.07 and 5.80 percent and expected lives of 3 and 2 years.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                           December 31, 1996 and 1997


NOTE L - EMPLOYEE BENEFITS - Continued

A summary of the status of the Company's stock options as of December 31, 1996 and 1997, and changes during the years ending on those dates are as follows:

                                                        December 31, 1996              December 31, 1997
                                                   --------------------------    -----------------------------
                                                             Weighted-Average                 Weighted-Average
                                                                 Exercise                         Exercise
                                                                   Price                            Price
          Outstanding at beginning of year              --            --          175,000          $ 8.96
          Granted                                  175,000         $8.96          226,000          $ 7.61
          Cancelled                                     --            --         (108,000)         $12.13
                                                   -------                       --------

          Outstanding at end of year               175,000         $8.96          293,000          $ 6.75
                                                   =======                       ========

          Options exercisable at end of year            --            --           12,000          $10.00
                                                   =======                       ========

The following table summarizes information about common stock options outstanding at December 31, 1997:

                                                          Options Outstanding
                                             --------------------------------------------
                                                 Number         Weighted         Weighted
                                             Outstanding at      Average          Average
                                              December 31,      Remaining        Exercise
           Exercise Prices                       1997        Contractual Life      Price
           ---------------                   ------------    ----------------    --------
                                                                (in Years)
               $ 3.00                           122,000            1.25            $ 3.00
               $ 8.00                            86,000            3.02            $ 8.00
               $10.25                            55,000            3.91            $10.25
               $12.00                            30,000            4.00            $12.00


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1997, the carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these items.

The carrying amounts of current and long-term portions of notes payable and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.


NOTE N - FOURTH QUARTER ADJUSTMENT

In the fourth quarter of 1997, the Company recorded a book to physical adjustment to reduce inventories by approximately $520,000.


NOTE O - SIGNIFICANT CUSTOMER

For the year ended December 31, 1997, the Company had sales to a customer that accounted for approximately 11% of net sales. No customer accounted for more than 10% of the Company's net sales in 1996.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

                           December 31, 1996 and 1997


NOTE P - STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                              1996        1997
                                                            --------    --------
          Cash paid during the year for:
            Interest                                        $332,308    $647,348
            Income taxes                                    $ 89,600    $ 45,000


Supplemental schedule of non-cash investing and financing activities:

In 1996, the Company acquired vehicles under capital lease obligations totaling $24,340.

In 1997, the Company purchased land and a building by incurring a mortgage of $172,150 to the seller.

The Company purchased substantially all of the assets of thirteen and three auto parts stores in 1996 and 1997, respectively. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:


                                                                 1996           1997
                                                             -----------     ---------
          Fair value of assets acquired                      $ 4,511,306     $ 599,227
          Cash paid                                           (3,831,732)     (700,507)
          Payment of 1996 acquisition indebtedness                    --       416,950
          Acquisition indebtedness                              (416,950)     (256,168)
                                                             -----------     ---------
          Liabilities assumed                                $   262,624     $  59,502
                                                             ===========     =========