Form 10-Q
period 1998-03-31
PARTS SOURCE INC
filed 1998-05-15
CIK 1009241

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14308

                             THE PARTS SOURCE, INC.
                              d/b/a Ace Auto Parts
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          FLORIDA                                       59-3149403
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               1751 S. Missouri Avenue, Clearwater, Florida        33756
               --------------------------------------------      ----------
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

Common Stock, $.001 par value - 3,412,273 shares outstanding at April 30, 1998

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)


                                      INDEX

                                                                                                              Page
PART I.      FINANCIAL INFORMATION                                                                           Number
                                                                                                             ------
             Item 1.  Financial Statements

                      Condensed Statements of Operations--Three months ended
                       March 31, 1997 and March 31, 1998 (unaudited)                                            3

                      Condensed Balance Sheets--December 31, 1997 and
                       March 31, 1998 (unaudited)                                                               4

                      Condensed Statements of Cash Flows--Three months ended
                       March 31, 1997 and March 31, 1998 (unaudited)                                            5

                      Notes to Condensed Financial Statements --March 31, 1998
                       (unaudited)                                                                            6-7

             Item 2.  Management's Discussion and Analysis or Plan of Operations                              8-10

PART II.     OTHER INFORMATION                                                                                  10

SIGNATURES                                                                                                      10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1997           1998
                                                      ----------    -----------
                                                             (unaudited)
  Net sales                                           $9,667,979    $10,644,605
  Cost of goods sold                                   6,149,624      6,478,537
                                                      ----------    -----------
     Gross profit                                      3,518,355      4,166,068

  Operating, selling, general and
   administrative expenses                             3,308,052      3,995,449
                                                      ----------    -----------

     Operating income                                    210,303        170,619
                                                      ----------    -----------

  Other income (expense)
    Interest expense                                    (135,057)      (222,777)
    Other, net                                             9,502         10,817
                                                      ----------    -----------
                                                        (125,555)      (211,960)
                                                      ----------    -----------
  Earnings (loss) before income taxes                     84,748        (41,341)
  Provision (benefit) for income taxes                    33,500        (13,200)
                                                      ----------    -----------

  Net earnings (loss)                                 $   51,248    $   (28,141)
                                                      ==========    ===========

  Basic earnings (loss) per common share              $      .02    $      (.01)
                                                      ==========    ===========

  Diluted earnings (loss) per common share            $      .01    $      (.01)
                                                      ==========    ===========
  Average common shares outstanding:
       Basic                                           3,412,273      3,412,273
                                                      ==========    ===========
       Diluted                                         3,547,680      3,412,273
                                                      ==========    ===========



   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                            CONDENSED BALANCE SHEETS

                                                       December 31,     March 31,
                                                           1997           1998
                                                      -------------    -----------
                                                                       (unaudited)
                 ASSETS
  CURRENT ASSETS
   Cash                                               $   227,564      $        --
   Accounts receivable
     Trade, net                                         2,774,975        3,373,412
     Other-primarily suppliers                          1,203,292        1,427,286
   Inventories                                         16,488,120       16,774,632
   Refundable income taxes                                130,812           84,227
   Prepaid expenses                                       124,010          244,757
   Deferred tax asset                                     190,700          305,400
                                                      -----------      -----------
            Total current assets                       21,139,473       22,209,714

  PROPERTY AND EQUIPMENT, NET                           3,559,541        3,545,454

  OTHER ASSETS
   Excess of cost over net assets acquired, net         1,280,639        1,255,784
   Non-compete agreement, net                             151,587          124,672
   Other                                                  121,650          116,784
                                                      -----------      -----------
                                                      $26,252,890      $27,252,408
                                                      ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
   Current installments of
    Long-term obligations                             $    50,754      $    58,257
    Notes payable, related parties                        144,723          145,136
   Accounts payable, trade                              4,926,079        5,295,882
   Accrued liabilities                                    879,608          809,872
                                                      -----------      -----------
            Total current liabilities                   6,001,164        6,309,147


  LONG-TERM OBLIGATIONS, less current portion          10,397,131       11,030,091
  NOTES PAYABLE, RELATED PARTIES, less current portion     25,494           10,710
  DEFERRED INCOME TAXES                                   138,200          239,700

  STOCKHOLDERS' EQUITY
   Preferred stock                                             --               --
   Common stock                                             3,412            3,412
   Additional paid-in capital                           9,825,158        9,825,158
   Accumulated deficit                                   (137,669)        (165,810)
                                                      -----------      -----------
                                                        9,690,901        9,662,760
                                                      -----------      -----------
                                                      $26,252,890      $27,252,408
                                                      ===========      ===========

   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              -------------------------
                                                                                 1997           1998
                                                                              ----------    -----------
                                                                                     (unaudited)
Increase (Decrease) in cash
Cash flows from operating activities:
 Net earnings (loss)                                                          $  51,248     $ (28,141)
 Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
   Depreciation and amortization                                                134,415       204,803
   Deferred income taxes, net                                                    (7,000)      (13,200)
   Other                                                                         (6,503)       (9,890)
   Changes in assets and liabilities, net of acquisitions of businesses:
    (Increase) in accounts receivable                                          (883,359)     (822,431)
    (Increase) in inventories                                                  (726,551)     (286,512)
    Decrease in refundable income taxes                                          40,500        46,585
    (Increase) in prepaid expenses                                             (150,813)     (120,747)
    (Increase) in other assets                                                  (36,114)       (2,697)
    Increase in accounts payable                                              1,083,654       369,803
    Decrease in accrued liabilities                                             (58,490)      (65,326)
                                                                              ---------    ----------
      Net cash used in operating activities                                    (558,914)     (727,753)
                                                                              ---------    ----------

Cash flows from investing activities:
 Cash paid for acquisitions of businesses                                      (222,904)           --
 Purchases of property and equipment                                           (349,520)      (92,984)
 Proceeds from disposition of property and equipment                             17,025        28,333
                                                                              ---------    ----------
      Net cash used in investing activities                                    (555,399)      (64,651)
                                                                              ---------    ----------
Cash flows from financing activities:
 Net borrowings under line of credit agreement                                1,312,035       597,154
 Repayments of long-term obligations                                            (81,520)      (32,314)
                                                                              ---------    ----------
      Net cash provided by financing activities                               1,230,515       564,840
                                                                              ---------    ----------

Increase (Decrease) in cash                                                     116,202      (227,564)

Cash, January 1                                                                  20,508       227,564
                                                                              ---------    ----------

Cash, March 31                                                                $ 136,710    $       --
                                                                              =========    ==========


   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of March 31, 1998 and for the three months ended March 31, 1997 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis or plan of operations, included in the annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the prior year's statements to conform with the 1998 presentation.

NOTE B:  OTHER MATTERS

Purchase Commitment

Since 1993, the Company's principal supplier has been APS, a national distributor of replacement auto parts. In January 1998, due to APS' financial difficulties, the Company sent notice to APS asking for written assurance within thirty days that APS has the ability to meet its obligation under the existing purchase agreement. The Company has not received any written notice from APS. As a result, the Company believes the agreement has been breached and therefore, notified APS that this agreement has been terminated.

In February 1998, APS, along with its parent and affiliated companies, filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company continues to purchase parts from APS, but has begun negotiations with other suppliers.

As a result of APS bankruptcy proceedings, the percentage applied to the amount of eligible inventory that is used in calculating the Company's borrowing capacity under its revolving line of credit was reduced from 75% to 50%. Management believes this modification will not have a material adverse effect on its business. The Company is in the process of negotiating the terms of this agreement.

United States Fair Labor Standards Act Investigation

In November 1997, as a result of an investigation by the Department of Labor, the Company paid six previous employees approximately $4,000 related to overtime violations. The Company believes it would not have been cost beneficial to defend this action. After further review, the Company determined it was liable for approximately $80,000 in back compensation to certain past and present employees. The Company recorded this liability in the three months ended March 31, 1998.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


NOTE C:  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       -------------------------

                                                                                          1997           1998
                                                                                       ----------     ----------
                                                                                             (unaudited)
          Cash paid during the period for interest                                     $144,840       $221,690
                                                                                       ========       ========



Supplemental schedule of non-cash investing and financing activities:

In the three months ended March 31, 1998, the Company acquired computer equipment under a capital lease obligation totaling $61,252.

The Company purchased substantially all of the assets of one auto parts store in the three months ended March 31, 1997. In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

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
                                                                                        =========

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations for the three months ended March 31, 1997 and 1998 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's statements of earnings expressed as a percentage of net sales for the periods indicated.

                                                     Three Months Ended
                                                         March 31,
                                                  ----------------------
                                                     1997        1998
                                                  -----------  ---------
                                                        (unaudited)
        Net sales                                   100.0%       100.0%
        Cost of goods sold                           63.6         60.9
                                                    -----        -----
             Gross profit                            36.4         39.1
        Operating, selling, general and
          administrative expenses                    34.2         37.5
                                                    -----        -----
             Operating income                         2.2          1.6

        Other income (expense)
          Interest expense                           (1.4)        (2.1)
          Other, net                                   .1           .1
                                                    -----        -----
        Earnings (loss) before income taxes            .9          (.4)
        Provision (benefit) for income taxes           .3          (.1)
                                                    -----        -----
        Net earnings (loss)                            .6%         (.3)%
                                                    =====        =====


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net Sales. Product sales increased $1 million, or 10.1%, to $10.6 million for the three months ending March 31, 1998. This increase was primarily due to $1.2 million in sales from nine new stores acquired or opened during 1997, which was partially offset by a $.2 million, or 2.2% decrease in same store sales. The same store sales decrease is calculated based on the change in net sales of only those stores that were operational for the entire periods being compared. These same store sales decreases were primarily attributable to certain stores that were acquired in the fourth quarter of 1996 where stricter credit, pricing and operating policies were instituted. These new policies also resulted in a turnover of personnel which had a disruptive effect on customer relationships. The Company anticipates sales to increase in these stores as they mature over a period of time.

Cost of Goods Sold. Cost of goods sold increased $.3 million, to $6.5 million (or 60.9% of net sales) for the three months ending March 31, 1998. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased primarily from favorable pricing from vendors and was partially offset by sales increases in lower gross margin wholesale sales. The Company continues to purchase most of its product from APS, however,

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         CONTINUED

the Company has begun negotiations with other suppliers. If the Company decides to purchase product directly from its manufacturers, a larger warehouse operation would be required. Under this arrangement, the acquisition cost of parts would decrease and warehousing and distribution expenses would increase. At this early stage, the Company has not determined if a new supplier or multiple suppliers will replace APS.

Operating, Selling, General and Administrative ("OSG&A") Expenses. OSG&A expenses increased from $3.3 million (or 34.2% of net sales) for the three months ending March 31, 1997 to $4 million (or 37.5% of net sales) for the three months ending March 31, 1998. This $.7 million increase resulted primarily from additional store personnel and corporate overhead to support the anticipated increase in sales volume and a one-time write-off of $80,000 in back compensation to certain past and present employees. OSG&A expenses as a percentage of sales increased primarily from certain new stores acquired in 1996 and nine new stores acquired or opened subsequent to March 31, 1997 that are operating at a higher expense percentage. These new stores' expenses as a percentage of net sales should gradually decrease as these new stores mature and sales volumes increase.

Interest Expense. Interest expense increased from $135,057 for the three months ending March 31, 1997 (or 1.4% of net sales) to $222,777 for the three months ending March 31, 1998 (or 2.1% of net sales). This increase resulted primarily from the increased level of debt incurred to expand operations, as well as for working capital.

Provision (Benefit) for Income Taxes. For the three months ending March 31, 1998, the Company reported a loss before income taxes which resulted in an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $.6 million and $.7 million, for the three months ending March 31, 1997 and 1998, respectively, primarily as a result of an increase in accounts receivable, inventories and accounts payable.

Net cash used in investing activities was $.6 million and $64,651 for the three months ending March 31, 1997 and 1998, respectively. In 1997, cash was used primarily to fund the opening of new stores.

Net cash provided by financing activities, utilizing the Company's credit facilities, was $1.2 million and $.6 million, for the three months ending March 31, 1997 and 1998, respectively. These borrowings were used primarily to fund the opening of new stores and for general working capital purposes.

In February 1998, the Company's borrowing capacity under its existing line of credit agreement was modified due to the financial difficulties of its principal supplier. The Company is in the process of modifying the terms of its credit agreement. At April 30, 1998, the Company had approximately $.5 million available under its revolving and non-revolving credit lines.

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

        Exhibits
          27 - Financial Data Schedule (for SEC use only)

        Reports on Form 8-K
          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 The Parts Source, Inc.
                                                 d/b/a Ace Auto Parts
                                            --------------------------------
                                                      (Registrant)

       May 14, 1998
------------------------
      (Date)

                                                 /s/ Robert B. Morgan
                                            --------------------------------
                                                     Robert B. Morgan
                                         Chief Financial and Accounting Officer
                                    (Principal Financial and Accounting Officer)