Form 10-Q
period 1998-06-30
PARTS SOURCE INC
filed 1998-08-14
CIK 1009241

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14308

                             THE PARTS SOURCE, INC.
                              d/b/a Ace Auto Parts
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                                                      59-3149403
--------------------------------                                           -----------------------------------
(State or other jurisdiction of                                            (I.R.S. Employer Identification No.)
  incorporation or organization)

           1751 S. Missouri Avenue, Clearwater, Florida       33756
           --------------------------------------------       -----
             (Address of principal executive offices)       (Zip Code)

                                 (727) 588-0377
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X          NO
   ---------        -----------

Common Stock,  $.001 par value  - 3,412,273 shares outstanding at July 31, 1998

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)



                                      INDEX


                                                                                                              Page
PART I.      FINANCIAL INFORMATION                                                                           Number
                                                                                                             ------
             Item 1.  Financial Statements

                      Condensed Statements of Operations--Three and six months ended
                        June 30, 1997 and June 30, 1998 (unaudited)                                              3

                      Condensed Balance Sheets--December 31, 1997 and
                        June 30, 1998 (unaudited)                                                                4

                      Condensed Statements of Cash Flows--Six months ended
                        June 30, 1997 and June 30, 1998 (unaudited)                                              5

                      Notes to Condensed Financial Statement --June 30, 1998
                        (unaudited)                                                                            6-7

             Item 2.  Management's Discussion and Analysis or Plan of Operations                              8-10


PART II.     OTHER INFORMATION                                                                                  11

SIGNATURES                                                                                                      11


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                Three Months Ended               Six Months Ended
                                                      June 30,                      June 30,
                                           ----------------------------    ----------------------------
                                                1997            1998            1997            1998
                                           ------------    ------------    ------------    ------------
                                                    (unaudited)                      (unaudited)
Net sales                                  $ 10,182,415    $ 11,444,781    $ 19,850,394    $ 22,089,386
Cost of goods sold                            6,498,441       7,169,394      12,648,065      13,647,931
                                           ------------    ------------    ------------    ------------
     Gross profit                             3,683,974       4,275,387       7,202,329       8,441,455
Operating, selling, general  and
  administrative expenses                     3,506,114       4,070,202       6,814,166       8,065,651
                                           ------------    ------------    ------------    ------------

     Operating income                           177,860         205,185         388,163         375,804
                                           ------------    ------------    ------------    ------------

Other income (expense)
     Interest expense                          (142,903)       (210,644)       (277,960)       (433,421)
     Other, net                                   5,514          10,178          15,016          20,995
                                           ------------    ------------    ------------    ------------

                                               (137,389)       (200,466)       (262,944)       (412,426)
                                           ------------    ------------    ------------    ------------

Earnings (loss) before income taxes              40,471           4,719         125,219         (36,622)
Provision (benefit) for income taxes             17,200           1,500          50,700         (11,700)
                                           ------------    ------------    ------------    ------------

Net earnings (loss)                        $     23,271    $      3,219    $     74,519    $    (24,922)
                                           ============    ============    ============    ============

Basic earnings (loss) per common share     $        .01    $         --    $        .02    $       (.01)
                                           ============    ============    ============    ============

Diluted earnings (loss) per common share   $        .01    $         --    $        .02    $       (.01)
                                           ============    ============    ============    ============

Average common shares outstanding:
     Basic                                    3,412,273       3,412,273       3,412,273       3,412,273
                                           ============    ============    ============    ============

     Diluted                                  3,511,815       3,412,273       3,529,747       3,412,273
                                           ============    ============    ============    ============



The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                            CONDENSED BALANCE SHEETS



                                                       December 31,       June 30,
                                                           1997             1998
                                                       ------------    ------------
                  ASSETS                                                (unaudited)
CURRENT ASSETS
   Cash                                                $    227,564    $     59,549
   Accounts receivable
        Trade, net                                        2,774,975       3,938,487
        Other-primarily suppliers                         1,203,292       1,424,917
   Inventories                                           16,488,120      16,159,075
   Refundable income taxes                                  130,812          84,227
   Prepaid expenses                                         124,010         265,593
   Deferred tax asset                                       190,700         312,800
                                                       ------------    ------------
                  Total current assets                   21,139,473      22,244,648

PROPERTY AND EQUIPMENT, NET                               3,559,541       3,511,739

OTHER ASSETS
   Excess of cost over net assets acquired, net           1,280,639       1,225,347
   Non-compete agreement, net                               151,587         116,173
   Other                                                    121,650         113,946
                                                       ------------    ------------
                                                       $ 26,252,890    $ 27,211,853
                                                       ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current installments of
      Long-term obligations                            $     50,754    $     34,527
      Notes payable, related parties                        144,723          34,140
   Accounts payable, trade                                4,926,079       5,574,932
   Accrued liabilities                                      879,608         671,587
                                                       ------------    ------------
                  Total current liabilities               6,001,164       6,315,186

LONG-TERM OBLIGATIONS, less current portion              10,397,131      10,980,201
NOTES PAYABLE, RELATED PARTIES, less current portion         25,494           1,887
DEFERRED INCOME TAXES                                       138,200         248,600

STOCKHOLDERS' EQUITY
  Preferred stock                                                --              --
  Common stock                                                3,412           3,412
  Additional paid-in capital                              9,825,158       9,825,158
  Accumulated deficit                                      (137,669)       (162,591)
                                                       ------------    ------------
                                                          9,690,901       9,665,979
                                                       ------------    ------------
                                                       $ 26,252,890    $ 27,211,853
                                                       ============    ============




   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                      1997           1998
                                                                                 -----------    -----------
                                                                                         (unaudited)
Increase (Decrease) in cash
Cash flows from operating activities:
   Net earnings (loss)                                                           $    74,519    $   (24,922)
   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
         Depreciation and amortization                                               300,873        405,269
         Deferred income taxes, net                                                   (5,700)       (11,700)
         Other                                                                        (8,062)       (14,865)
         Changes in assets and liabilities, net of acquisitions of businesses:
            (Increase) in accounts receivable                                       (796,168)    (1,385,137)
            (Increase) decrease in inventories                                    (1,542,935)       329,045
            Decrease in refundable income taxes                                       46,400         46,585
            (Increase) in prepaid expenses                                          (123,846)      (141,583)
            (Increase) in other assets                                               (55,530)        (7,422)
            Increase in accounts payable                                           1,099,836        648,853
            Increase in income taxes payable                                           5,000             --
            (Decrease) in accrued liabilities                                       (105,087)      (202,141)
                                                                                 -----------    -----------
                 Net cash used in operating activities                            (1,110,700)      (358,018)
                                                                                 -----------    -----------

Cash flows from investing activities:
   Cash paid for acquisitions of businesses                                         (222,904)            --
   Purchases of property and equipment                                              (684,334)      (211,897)
   Proceeds from disposition of property and equipment                                27,886         30,499
                                                                                 -----------    -----------
                 Net cash used in investing activities                              (879,352)      (181,398)
                                                                                 -----------    -----------

Cash flows from financing activities:
   Net borrowings under line of credit agreement                                   2,323,644        571,059
   Repayments of long-term obligations                                              (118,516)      (199,658)
   Registration fees                                                                  (3,160)            --
                                                                                 -----------    -----------
                 Net cash provided by financing activities                         2,201,968        371,401
                                                                                 -----------    -----------

Increase (Decrease) in cash                                                          211,916       (168,015)

Cash, January 1                                                                       20,508        227,564
                                                                                 -----------    -----------

Cash, June 30                                                                    $   232,424    $    59,549
                                                                                 ===========    ===========





   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of June 30, 1998 and for the three and six months ended June 30, 1997 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis or plan of operations, included in the annual report on Form 10-KSB for the year ended December 31, 1997.

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

United States Fair Labor Standards Act Investigation

In November 1997, as a result of an investigation by the Department of Labor, the Company paid six previous employees approximately $4,000 related to overtime violations. The Company believes it would not have been cost beneficial to defend this action. After further review, the Company determined it was liable for approximately $80,000 in back compensation to certain past and present employees. The Company recorded this liability in the six months ended June 30, 1998.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


NOTE C:  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:


                                  Six Months Ended
                                       June 30,
                              -------------------------

                                  1997          1998
                              -----------   -----------
          Cash paid for:             (unaudited)

               Interest       $   290,493   $   436,098
                              ===========   ===========

               Income taxes   $     5,000   $        --
                              ===========   ===========



Supplemental schedule of non-cash investing and financing activities:

During the six months ended June 30, 1998, the Company acquired computer equipment under a capital lease obligation totaling $61,252.

The Company purchased substantially all of the assets of one auto parts store during the six months ended June 30, 1997. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:



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
                                                                                        =========

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of the results of operations for the three and six months ended June 30, 1997 and 1998 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's statements of earnings expressed as a percentage of net sales for the periods indicated.


                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                    (unaudited)            (unaudited)
                                  -----------------     -----------------
                                    1997       1998       1997       1998
                                  ------     ------     ------     ------
Net sales                          100.0%     100.0%     100.0%     100.0%
Cost of goods sold                  63.8       62.6       63.7       61.8
                                  ------     ------     ------     ------

     Gross profit                   36.2       37.4       36.3       38.2
Operating, selling, general and
   administrative expenses          34.4       35.6       34.3       36.5
                                  ------     ------     ------     ------

     Operating income                1.8        1.8        2.0        1.7
Other income (expense)
     Interest expense               (1.4)      (1.8)      (1.4)      (2.0)
     Other, net                       --         .1         .1         .1
                                  ------     ------     ------     ------

Earnings (loss) before
     income taxes                     .4         .1         .7        (.2)
Provision (benefit) for
     income taxes                     .2         --         .3        (.1)
                                  ------     ------     ------     ------
Net earnings (loss)                   .2%        .1%        .4%       (.1)%
                                  ======     ======     ======     ======





THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Net Sales. Product sales increased $1.3 million, or 12.4%, to $11.4 million for the three months ending June 30, 1998. This increase was primarily due to $1 million in sales from seven new stores acquired or opened during 1997. The remaining $.3 million or 2.6% increase in net sales resulted from same store sales growth. The same store sales increase is calculated based on the change in net sales of only those stores that were operational for the entire periods being compared.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         CONTINUED

Cost of Goods Sold. Cost of goods sold increased $.7 million to $7.2 million (or 62.6% of net sales) for the three months ending June 30, 1998. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased primarily from favorable pricing from vendors and was partially offset by sales increases in lower gross margin wholesale sales. The Company continues to purchase most of its product from APS. Currently, the Company is negotiating for the acquisition of a warehouse operation in order to purchase its inventory directly from the manufacturers. If the Company is successful in acquiring the warehouse operation, it is expected that the acquisition cost of parts would decrease and warehousing and distribution expenses would increase. This acquisition is dependent upon the successful completion of the negotiations and the closing of a new credit facility which is discussed below in Liquidity and Capital Resources.

Operating, Selling, General and Administrative ("OSG&A") Expenses. OSG&A expenses increased from $3.5 million (or 34.4% of net sales) for the three months ending June 30, 1997 to $4.1 million (or 35.6% of net sales) for the three months ending June 30, 1998. This $.6 million increase resulted primarily from additional store personnel and corporate overhead to support the anticipated increase in sales volume. OSG&A expenses as a percentage of sales increased primarily from a reduction in reimbursements of promotional expenses received from suppliers and was partially offset by an increase in sales.

Interest Expense. Interest expense increased from $142,903 (or 1.4% of net sales) for the three months' ending June 30, 1997 to $210,644 (or 1.8% of net sales) for the three months ending June 30, 1998. This increase resulted primarily from the increased level of debt incurred to expand operations, as well as for working capital.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Net Sales. Product sales increased $2.2 million, or 11.3%, to $22.1 million for the six months ending June 30, 1998. This increase was primarily due to sales from seven new stores acquired or opened during 1997. Same store sales remained relatively constant.

Cost of Goods Sold. Cost of goods sold increased $1 million to $13.6 million (or 61.8% of net sales) for the three months ending June 30, 1998. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased primarily from favorable pricing from vendors and was partially offset by sales increases in lower gross margin wholesale sales. The Company continues to purchase most of its product from APS. Currently, the Company is negotiating for the acquisition of a warehouse operation in order to purchase its inventory directly from the manufacturers. If the Company is successful in acquiring the warehouse operation, it is expected that the acquisition cost of parts would decrease and warehousing and distribution expenses would increase. This acquisition is dependent upon the successful completion of the negotiations and the closing of a new credit facility which is discussed below in Liquidity and Capital Resources.

Operating, Selling, General and Administrative ("OSG&A") Expenses. OSG&A expenses increased from $6.8 million (or 34.3% of net sales) for the six months ending June 30, 1997 to $8.1 million (or 36.5% of net sales) for the six months ending June 30, 1998. This $1.3 million increase resulted primarily from additional store personnel and corporate overhead to support the anticipated increase in sales volume. OSG&A expenses as a percentage of sales increased primarily from a reduction in reimbursements of promotional

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         CONTINUED

expenses received from suppliers and a one-time charge of $80,000 in back compensation to certain past and present employees.

Interest Expense. Interest expense increased from $277,960 (or 1.4% of net sales) for the six months ending June 30, 1997 to $433,421 (or 2% of net sales) for the six months ended June 30, 1998. This increase resulted primarily from the increased level of debt incurred to expand operations and for working capital.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.1 million for the six months ending June 30, 1997 primarily as a result of an increase in accounts receivable, inventory and accounts payable. For the six months ending June 30, 1998, net cash used in operating activities was $.4 million primarily as a result of an increase in accounts receivable and accounts payable.

Net cash used in investing activities was $.9 million and $.2 million for the six months ending June 30, 1997 and 1998, respectively. In 1997, cash was used primarily to fund the opening of new stores.

Net cash provided by financing activities, utilizing the Company's credit facilities, was $2.2 million and $.4 million, for the six months ending June 30, 1997 and 1998, respectively. These borrowings were used primarily to fund the opening of new stores and for general working capital purposes.

In February 1998, the Company's borrowing capacity under its existing $12 million revolving line of credit was modified due to the financial difficulties of its principal supplier. This modification has resulted in no funds currently being available under this line of credit. In August 1998, the Company obtained a commitment for a $19 million revolving line of credit to acquire a warehouse operation and to provide working capital. The closing of this commitment is dependent upon the successful acquisition of a warehouse operation.

Management believes that the cash expected to be provided by operating activities, existing cash, the new bank credit commitment and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future. In the event that the new bank credit commitment is not closed, Management believes it would be successful in renegotiating the terms of the existing $12 million credit facility, however, at this time, no assurances can be given.

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

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits: 27 -- Financial Data Schedule (for SEC use only)
          (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Parts Source, Inc.
                                           d/b/a Ace Auto Parts
                                  -------------------------------------------
                                               (Registrant)
     August 14, 1998
--------------------------
         (Date)                            /s/ Robert B. Morgan
                                  -------------------------------------------
                                             Robert B. Morgan
                                   Chief Financial and Accounting Officer
                                  (Principal Financial and Accounting Officer)