Form 10-Q
period 1998-09-30
PARTS SOURCE INC
filed 1998-11-17
CIK 1009241

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
    -------------------------------------------------------------------------

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                 (727) 588-0377
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
   -----    -----

Common Stock, $.001 par value - 3,412,273 shares outstanding at October 31, 1998

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)



                                      INDEX

                                                                                               Page
PART I.  FINANCIAL INFORMATION                                                                Number
                                                                                              ------

         Item 1. Financial Statements

                 Condensed Statements of Operations--Three and nine months ended
                  September 30, 1997 and September 30, 1998 (unaudited)                           3

                 Condensed Balance Sheets--December 31, 1997 and
                  September 30, 1998 (unaudited)                                                  4

                 Condensed Statements of Cash Flows--Nine months ended
                  September 30, 1997 and September 30, 1998 (unaudited)                           5

                 Notes to Condensed Financial Statements--September 30, 1998
                  (unaudited)                                                                   6-9

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                    10-13


PART II. OTHER INFORMATION                                                                       14

SIGNATURES                                                                                       14

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                                      THE PARTS SOURCE, INC.
                                     (d/b/a ACE AUTO PARTS)

                                CONDENSED STATEMENTS OF OPERATIONS

                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                          -------------------------------    ------------------------------
                                                              1997              1998             1997             1998
                                                          -------------     -------------    -------------    -------------
                                                                    (unaudited)                       (unaudited)

Net sales                                                 $ 10,401,137      $ 11,007,716     $ 30,251,531     $ 33,097,102
Cost of goods sold                                           6,561,970         6,992,563       19,210,035       20,640,494
                                                          -------------     -------------    -------------    -------------
     Gross profit                                            3,839,167         4,015,153       11,041,496       12,456,608
Operating, selling, general  and
  administrative expenses                                    3,608,838         4,079,101       10,423,004       12,144,752
                                                          -------------     -------------    -------------    -------------

     Operating income (loss)                                   230,329           (63,948)         618,492          311,856
                                                          -------------     -------------    -------------    -------------

Other income (expense)
     Interest expense                                         (178,437)         (228,793)        (456,397)        (662,214)
     Other, net                                                  9,596             5,054           24,612           26,049
                                                          -------------     -------------    -------------    -------------
                                                              (168,841)         (223,739)        (431,785)        (636,165)
                                                          -------------     -------------    -------------    -------------

Earnings (loss) before income taxes                             61,488          (287,687)         186,707         (324,309)
Provision (benefit) for income taxes                             9,088          (100,800)          59,788         (112,500)
                                                          -------------     -------------    -------------    -------------

Net earnings (loss)                                       $     52,400      $   (186,887)    $    126,919     $   (211,809)
                                                          =============     =============    =============    =============

Basic earnings (loss) per common share                    $        .02      $       (.05)    $        .04     $       (.06)
                                                          =============     =============    =============    =============

Diluted earnings (loss) per common share                  $        .02      $       (.05)    $        .04     $       (.06)
                                                          =============     =============    =============    =============

Average common shares outstanding:
     Basic                                                   3,412,273         3,412,273        3,412,273        3,412,273
                                                          =============     =============    =============    =============

     Diluted                                                 3,412,273         3,412,273        3,490,589        3,412,273
                                                          =============     =============    =============    =============



   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                            CONDENSED BALANCE SHEETS

                                                                December 31,   September 30,
                                                                   1997            1998
                                                               -------------   -------------
                           ASSETS                                               (unaudited)
CURRENT ASSETS
   Cash                                                        $    227,564    $    128,791
   Accounts receivable
        Trade, net                                                2,774,975       3,813,398
        Other-primarily suppliers                                 1,203,292       2,062,531
   Inventories                                                   16,488,120      20,841,565
   Refundable income taxes                                          130,812          84,227
   Prepaid expenses                                                 124,010         233,058
   Deferred tax asset                                               190,700         165,000
                                                               -------------   -------------
                  Total current assets                           21,139,473      27,328,570

PROPERTY AND EQUIPMENT, NET                                       3,559,541       3,448,526

OTHER ASSETS
   Excess of cost over net assets acquired, net                   1,280,639       1,200,741
   Non-compete agreement, net                                       151,587         107,674
   Other                                                            121,650         146,441
                                                               -------------   -------------
                                                               $ 26,252,890    $ 32,231,952
                                                               =============   =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Current portion of
      Long-term obligations                                    $     50,754    $     40,510
      Notes payable, related parties                                144,723          27,782
   Accounts payable, trade                                        4,926,079       4,203,346
   Accrued liabilities                                              879,608       1,756,772
                                                               -------------   -------------
                   Total current liabilities                      6,001,164       6,028,410

LONG-TERM OBLIGATIONS, less current portion                      10,397,131      16,724,450
NOTES PAYABLE, RELATED PARTIES, less current portion                 25,494               -
DEFERRED INCOME TAXES                                               138,200               -


STOCKHOLDERS' EQUITY
   Preferred stock                                                        -               -
   Common stock                                                       3,412           3,412
   Additional paid-in capital                                     9,825,158       9,825,158
   Accumulated deficit                                             (137,669)       (349,478)
                                                               -------------   -------------
                                                                  9,690,901       9,479,092
                                                               -------------   -------------
                                                               $ 26,252,890    $ 32,231,952
                                                               =============   =============


   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                    1997             1998
                                                                                 ------------   ------------
                                                                                          (unaudited)
Increase (Decrease) in cash
Cash flows from operating activities:
   Net earnings (loss)                                                           $   126,919    $  (211,809)
   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
         Depreciation and amortization                                               470,077        601,343
         Deferred income taxes, net                                                   (8,400)      (112,500)
         Other                                                                       (11,738)       (18,782)
         Changes in assets and liabilities, net of acquisitions of businesses:
            (Increase) in accounts receivable                                     (1,317,268)    (1,897,662)
            (Increase) decrease in inventories                                    (1,959,796)     1,809,715
            Decrease in refundable income taxes                                       46,400         46,585
            (Increase) in prepaid expenses                                          (141,433)      (109,048)
            (Increase) in other assets                                               (52,359)       (47,480)
            Increase (decrease) in accounts payable                                1,002,444       (722,733)
            Increase in income taxes payable                                          11,788              -
            (Decrease) increase in accrued liabilities                               (36,066)        34,375
                                                                                 ------------   ------------
                 Net cash used in operating activities                            (1,869,432)      (627,996)
                                                                                 ------------   ------------

Cash flows from investing activities:
   Cash paid for acquisitions of businesses                                         (222,904)    (5,314,491)
   Purchases of property and equipment                                              (918,548)      (306,923)
   Proceeds from disposition of property and equipment                                41,320         67,355
                                                                                 ------------   ------------
                 Net cash used in investing activities                            (1,100,132)    (5,554,059)
                                                                                 ------------   ------------

Cash flows from financing activities:
   Net borrowings under line of credit agreement                                   3,185,984      6,300,361
   Repayments of long-term obligations                                              (164,244)      (217,079)
   Payment of registration fees                                                       (3,160)             -
                                                                                 ------------   ------------
                 Net cash provided by financing activities                         3,018,580      6,083,282
                                                                                 ------------   ------------

Increase (Decrease) in cash                                                           49,016        (98,773)

Cash, January 1                                                                       20,508        227,564
                                                                                 ------------   ------------

Cash, September 30                                                               $    69,524    $   128,791
                                                                                 ============   ============




   The accompanying notes are an integral part of these condensed statements.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE A:  BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. The condensed financial statements as of September 30, 1998 and for the three and nine months ended September 30, 1997 and 1998 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results that may be expected for the year ending December 31, 1998. The condensed financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis or plan of operations, included in the annual report on Form 10-KSB for the year ended December 31, 1997.

NOTE B:  ACQUISITIONS

On September 17, 1998, the Company acquired certain assets, consisting of inventories and fixed assets, of an auto parts distribution center (hereafter referred to as the Ocala Distribution Center) operated by APS, Inc., located in Ocala, Florida. The Ocala Distribution Center was a separate business unit of APS Holding Corporation. The Company intends to continue the operations of this automotive distribution center for its auto parts business and for other auto parts suppliers in the State of Florida.

The Company has accounted for the acquisition as a purchase and accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of the acquisition. The results of operations of the Ocala Distribution Center are included in the Company's Statements of Operations from the date of the acquisition. The total purchase price of the warehouse operation was approximately $5.3 million with an additional amount of $600,000 paid for inventory that was in-transit at the time of closing. The purchase price was funded primarily through the Company's line of credit (See Note C). Of the approximate $6.1 million total costs it incurred to complete the acquisition, the Company allocated approximately $6.2 million to tangible assets and incurred $235,651 in assumed liabilities. In this transaction, the sum of the fair values assigned to the identifiable assets acquired less liabilities assumed exceeded the purchase price. Such excess of $811,015 was allocated to non-current assets.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE B:  ACQUISITIONS (continued)

The following unaudited pro forma information presents the combined results of operations as if the acquisition of the Ocala Distribution Center had occurred at the beginning of the three and nine months ended September 30, 1997 and 1998.

                                                             Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                      ------------------------------   -----------------------------
                                                           1997             1998           1997            1998
                                                      -------------   --------------   -------------   -------------
 Net sales                                            $ 14,647,275     $ 13,985,413    $ 42,989,946    $ 42,030,193
 Net earnings (loss)                                  $    154,790     $   (309,041)   $    434,088    $   (578,271)
 Earnings (loss) per common share, basic              $        .05     $       (.09)   $        .13    $       (.17)
 Earnings (loss) per common share, diluted            $        .04     $       (.09)   $        .12    $       (.17)

This pro forma financial information is not necessarily indicative of the results, which would have actually occurred had the transaction been effective during the same periods indicated or which may result in the future.

During the first nine months of 1997, the Company acquired substantially all the assets of three auto parts stores. These acquisitions were accounted for as purchases and accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of acquisition. The total purchase price was approximately $479,000 and liabilities of approximately $59,000 were assumed in exchange for approximately $515,000 in tangible assets. Approximately $23,000 in goodwill relating to these acquisitions was recorded. The results of operations of these acquisitions are included in the accompanying Statements of Operations from the dates of acquisition. Had the acquisitions occurred at the beginning of the periods ended September 30, 1997, the results would not have been materially different from those reported.

NOTE C:  LINES OF CREDIT

In connection with the acquisition of the Ocala Distribution Center (See Note
B), the Company amended its revolving line of credit to provide for borrowings of up to $18 million with an additional $1 million overadvance facility. The amount of borrowings under the revolving line of credit at any point in time is subject to the amount of eligible inventory and accounts receivable. Effective twelve months after the date of acquisition of the Ocala Distribution Center, the inventory advance rate is to be reduced by one percent per month until the advance rate is reduced to 50%. The borrowings, at the option of the Company, bear interest at the prime rate plus .5% or the London Interbank Offered Rates (LIBOR) plus 2.75%. The Company elected the LIBOR plus 2.75% option (8.125% as of September 30, 1998). The revolving line of credit matures September 30, 2000. In addition with the increased borrowing capacity, the loan covenants under the revolving line of credit were modified. The Company is required to maintain, at a minimum, a current ratio of 2 to 1, a ratio of liabilities to tangible net worth not to exceed 3.3 to 1, and a times interest earned multiple of 1.25 or greater. The Company is also required to achieve a minimum tangible net worth of $8,759,000 measured as of September 30, 1999 and as of December 31, 1999 and each subsequent year the minimum tangible net worth is increased by $500,000. At September 30, 1998, the Company was in compliance with all such loan covenants.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE C: LINES OF CREDIT (continued)

The overadvance facility is available for the first six months after the Ocala Distribution Center acquisition and is reduced for the next three months to $750,000 and the last three months to $250,000. The overadvance facility expires September 17, 1999 and bears interest at the prime rate plus 2%.

NOTE D:  OTHER MATTERS

Purchase Commitment
-------------------

In February 1998, the Company's principal supplier, APS, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. The Company has terminated its purchase commitment with this supplier and no longer purchases any product from this vendor.


United States Fair Labor Standards Act Investigation
----------------------------------------------------

In November 1997, as a result of an investigation by the Department of Labor, the Company paid six previous employees approximately $4,000 related to overtime violations. The Company believes it would not have been cost beneficial to defend this action. After further review, the Company determined it was liable for approximately $80,000 in back compensation to certain past and present employees. The Company recorded this liability in the nine months ended September 30, 1998.

NOTE E:  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:
                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1997           1998
                                                      -----------    -----------
                                                            (unaudited)
           Cash paid for:
                Interest                              $  464,000     $  578,000
                                                      ===========    ===========

                Income taxes                          $   10,000     $        -
                                                      ===========    ===========

Supplemental schedule of non-cash investing and financing activities:

During the nine months ended September 30, 1998, the Company acquired computer equipment under a capital lease obligation and a vehicle with an installment note, totaling $91,358.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


NOTE E:  STATEMENTS OF CASH FLOWS (continued)

The Company purchased substantially all of the assets of three auto parts stores and one distribution center during the nine months ended September 30, 1997 and 1998, respectively (See Note B). In conjunction with the acquisitions, assets acquired and liabilities assumed were as follows:

                                                    Nine Months Ended
                                                      September 30,
                                               -----------------------------
                                                        (unaudited)
                                                   1997             1998
                                               ------------     ------------
   Fair value of assets acquired               $   538,574      $ 6,163,160
   Cash paid                                       222,904        5,314,491
   Acquisition indebtedness                        256,168          613,018
                                               ------------     ------------
                   Liabilities assumed         $    59,502      $   235,651
                                               ============     ============

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations for the three and nine months ended September 30, 1997 and 1998 should be read in conjunction with the Condensed Financial Statements of the Company with the accompanying notes.

RESULTS OF OPERATIONS

The following table sets forth selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the periods indicated.

                                            Three Months Ended      Nine Months Ended
                                               September 30,           September 30,
                                                (unaudited)            (unaudited)
                                          ----------------------  ----------------------
                                             1997        1998        1997        1998
                                          ----------  ----------  ----------  ----------
Net sales                                    100.0%      100.0%      100.0%      100.0%
Cost of goods sold                            63.1        63.5        63.5        62.4
                                          ----------  ----------  ----------  ----------

     Gross profit                             36.9        36.5        36.5        37.6

Operating, selling, general and
   administrative expenses                    34.7        37.1        34.5        36.7
                                          ----------  ----------  ----------  ----------

     Operating income (loss)                   2.2         (.6)        2.0          .9

Other income (expense)
     Interest expense                         (1.7)       (2.1)       (1.5)       (2.0)
     Other, net                                 .1          .1          .1          .1
                                          ----------  ----------  ----------  ----------

Earnings (loss) before income taxes             .6        (2.6)         .6        (1.0)
Provision (benefit) for income taxes            .1         (.9)         .2         (.4)
                                          ----------  ----------  ----------  ----------
Net earnings (loss)                             .5%       (1.7)%        .4%        (.6)%
                                          ==========  ==========  ==========  ==========



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Product sales increased $.6 million, or 5.8%, to $11 million for the three months ending September 30, 1998. This increase was primarily due to a $.9 million increase in sales from four new stores acquired or opened during 1997 and one warehouse acquired in September 1998. This increase was partially offset by a $.3 million or 2.7% decrease in same store sales. The same store sales decrease is calculated based on the change in net sales of only those stores that were operational for the entire periods being compared. The same store sales decrease resulted primarily from new competitors entering the wholesale market. In September 1998, the Company acquired a distribution center from its previous primary supplier, APS. The Company does not currently purchase any product from APS. The distribution center allows the Company to purchase product directly from several manufacturers, thereby eliminating one middleman from the supply chain. Management believes this distribution center will generate sales with a new market of independent auto parts stores and should improve same stores sales in the Company owned auto parts stores due to a new variety of product lines being offered to its customers.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         CONTINUED

COST OF GOODS SOLD. Cost of goods sold increased $.4 million to $7 million (or 63.5% of net sales) for the three months ending September 30, 1998. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales increased primarily from sales increases in lower gross margin wholesale sales and was partially offset by favorable pricing from vendors. The distribution center acquired in September 1998 will allow the Company to purchase product directly from the manufacturers, thereby reducing its product costs. Since the product costs will be lower, cost of goods sold as a percentage of sales will decrease, however this decrease will be offset by the lower gross margin sales to the independent auto parts stores.

In order to purchase product at competitive terms, the Company has become a member of an automotive aftermarket buying group. The Company is in the process of negotiating purchase agreements with several parts manufacturers made available under this buying group.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased from $3.6 million (or 34.7% of net sales) for the three months ending September 30, 1997 to $4.1 million (or 37.1% of net sales) for the three months ending September 30, 1998. This $.5 million increase resulted primarily from additional store personnel to support the increase in sales volume and a reduction in reimbursements of promotional expenses received from suppliers. OSG&A expenses as a percentage of sales increased primarily from a reduction in reimbursements of promotional expenses received from suppliers.

INTEREST EXPENSE. Interest expense increased from $178,437 (or 1.7% of net sales) for the three months ending September 30, 1997 to $228,793 (or 2.1% of net sales) for the three months ending September 30, 1998. This increase resulted primarily from the increased level of debt incurred to expand operations, as well as for working capital.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Product sales increased $2.8 million, or 9.4%, to $33.1 million for the nine months ending September 30, 1998. This increase was primarily due to a $3.2 million increase in sales from seven new stores acquired or opened during 1997 and a warehouse acquired in September 1998. This increase was partially offset by a $.4 million or 1.3% decrease in same store sales. The same store sales decrease is calculated based on the change in net sales of only those stores that were operational for the entire periods being compared. The same store sales decrease resulted primarily from new competitors entering the wholesale market. In September 1998, the Company acquired a distribution center from its previous primary supplier, APS. The Company does not currently purchase any product from APS. The distribution center allows the Company to purchase product directly from several manufacturers, thereby eliminating one middleman from the supply chain. Management believes this distribution center will generate sales with a new market of independent auto parts stores and should improve same stores sales in the Company owned auto parts stores due to a new variety of product lines being offered to its customers.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         CONTINUED


COST OF GOODS SOLD. Cost of goods sold increased $1.4 million to $20.6 million (or 62.4% of net sales) for the nine months ending September 30, 1998. This increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decreased primarily from favorable pricing from vendors and was partially offset by sales increases in lower gross margin wholesale sales. The distribution center acquired in September 1998 will allow the Company to purchase product directly from the manufacturers, thereby reducing its product costs. Since the product costs will be lower, cost of goods sold as a percentage of sales will decrease, however this decrease will be offset by the lower gross margin sales to the independent auto parts stores.

In order to purchase product at competitive terms, the Company has become a member of an automotive aftermarket buying group. The Company is in the process of negotiating purchase agreements with several parts manufacturers made available under this buying group.

OPERATING, SELLING, GENERAL AND ADMINISTRATIVE ("OSG&A") EXPENSES. OSG&A expenses increased from $10.4 million (or 34.5% of net sales) for the nine months ending September 30, 1997 to $12.1 million (or 36.7% of net sales) for the nine months ending September 30, 1998. This $1.7 million increase resulted primarily from additional store personnel and corporate overhead to support the increase in sales volume and a reduction in reimbursements of promotional expenses received from suppliers. OSG&A expenses as a percentage of sales increased primarily from a reduction in reimbursements of promotional expenses received from suppliers and a one-time charge of $80,000 in back compensation to certain past and present employees.

INTEREST EXPENSE. Interest expense increased from $456,397 (or 1.5% of net sales) for the nine months ending September 30, 1997 to $662,214 (or 2% of net sales) for the nine months ending September 30, 1998. This increase resulted primarily from the increased level of debt incurred to expand operations, as well as for working capital.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1.9 million for the nine months ending September 30, 1997 primarily as a result of an increase in accounts receivable, inventory and accounts payable. For the nine months ending September 30, 1998, net cash used in operating activities was $.6 million primarily as a result of an increase in accounts receivable and a decrease in inventory and accounts payable.

Net cash used in investing activities was $1.1 million and $5.6 million for the nine months ending September 30, 1997 and 1998, respectively. This increase is primarily from the warehouse acquired in September 1998.

Net cash provided by financing activities, utilizing the Company's credit facilities, was $3 million and $6.1 million, for the nine months ending September 30, 1997 and 1998, respectively. These borrowings were used primarily to fund the opening of new stores, the warehouse acquisition and for general working capital purposes.

In connection with the acquisition of the Ocala Distribution Center (See Note
B), the Company amended its revolving line of credit to provide for borrowings of up to $18 million with an additional $1 million overadvance facility. This line of credit and overadvance facility, among other provisions, requires the Company to maintain, at the minimum, a current ratio of 2 to 1, the ratio of liabilities to tangible net worth not to exceed 3.3 to 1 and a times interest earned multiple of 1.25 or greater. The Company is also required to achieve a minimum tangible net worth of $8,759,000 measured as of September 30, 1999 and as of December 31, 1999 and each subsequent year the minimum tangible net worth is increased by $500,000. The Company was in compliance with all debt covenants at September 30, 1998, and in November 1998 had approximately $600,000 available under these credit facilities.

Management believes that the cash expected to be provided by operating activities, existing cash, existing bank credit facilities and trade credit will be sufficient to fund both the short and long-term capital and liquidity needs of the Company for the foreseeable future.

Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements regarding matters that are not historical facts (including statements as to beliefs or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks and uncertainties, the Company's actual results could differ materially from those discussed herein.

                             THE PARTS SOURCE, INC.
                             (d/b/a ACE AUTO PARTS)

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
          None

Item 2. Changes in Securities
          None

Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits: 27 - Financial Data Schedule (for SEC use only)
          (b) Reports on Form 8-K:

          Report on Form 8-K, dated September 17, 1998, reporting the acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and fixed assets) of one distribution center located in Ocala, Florida.

          Report on Form 8-KA, dated November 13, 1998, to amend report on Form 8-K, dated September 17, 1998, reporting the Registrant's acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and fixed assets) of one distribution center located in Ocala, Florida.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  The Parts Source, Inc.
                                                  d/b/a Ace Auto Parts
                                       ----------------------------------------
                                                      (Registrant)
            November 16, 1998
------------------------------------
                (Date)
                                                 /s/ Robert B. Morgan
                                       ----------------------------------------
                                                     Robert B. Morgan
                                         Chief Financial and Accounting Officer
                                    (Principal Financial and Accounting Officer)