Form 10-K405
period 1998-12-31
PARTS SOURCE INC
filed 1999-03-25
CIK 1009241

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________ to _____________________

                          COMMISSION FILE NO. 1-14308

                             THE PARTS SOURCE, INC.
             (Exact name of Registrant as specified in its charter)

                 FLORIDA                                       59-3149403
-------------------------------------------     ---------------------------------------
   (State of incorporation or organization)     (I.R.S. Employer Identification Number)

1751 S. MISSOURI AVENUE, CLEARWATER, FL                           33756
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (727) 588-0377
                                                   ------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock of the registrant held by non-affiliates (1,499,873 shares) as of March 17, 1999 was approximately $4,030,909 based on the market price at that date.

         As of March 1, 1999, 3,412,273 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE.

None.

                             THE PARTS SOURCE, INC.
                             (D/B/A ACE AUTO PARTS)

                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


                               TABLE OF CONTENTS


                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I ......................................................................................................   3
          Item 1.   Business.................................................................................   3
          Item 2.   Properties...............................................................................   8
          Item 3.   Legal Proceedings........................................................................   8
          Item 4.   Submission of Matters to a Vote of Security Holders......................................   8

PART II .....................................................................................................   9
          Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters....................   9
          Item 6.   Selected Financial Data..................................................................  10
          Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations............................................................................  11
          Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...............................  15
          Item 8.   Financial Statements and Supplementary Data..............................................  15
          Item 9.   Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure.....................................................................  37

PART III ....................................................................................................  37
          Item 10.  Directors and Executive Officers of the Registrant.......................................  37
          Item 11.  Executive Compensation...................................................................  38
          Item 12.  Security Ownership of Certain Beneficial Owners and Management...........................  39
          Item 13.  Certain Relationships and Related Transactions...........................................  41

PART IV .....................................................................................................  42
          Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................  42


                                     PART I

ITEM 1. BUSINESS

GENERAL

On February 16, 1999, The Parts Source, Inc., d/b/a Ace Auto Parts (the "Company") entered into an agreement with General Parts, Inc., a privately owned company headquartered in Raleigh, North Carolina, whereby General Parts, Inc. will acquire all of the outstanding shares of Common Stock of the Company for $3.00 per share, subject to adjustments as set forth in the merger agreement. Consummation of the agreement is subject to approval by the Company's shareholders and certain other conditions. Pursuant to the terms of the merger agreement, the principal shareholders of the Company, owning 54.4% of all outstanding shares of common stock, have agreed to vote all of their shares for the adoption of this merger agreement.

The Company is a specialty supplier and retailer of automotive replacement parts, tools, supplies, equipment and accessories ("Product" or "Merchandise") to both the professional mechanics, garages or service technicians ("Professional Installers") and the "Do-It-Yourself" ("DIY") customers, as well as other independently owned auto parts stores ("Independent Parts Stores"). The Company operates one distribution center ("DC") and 41 auto parts stores ("Company Stores") in the State of Florida of which 22 are wholesale stores selling primarily to the Professional Installers and 19 are traditional stores selling both to the Professional Installer and DIY customers. The Company also maintains approximately 210 radio-dispatched trucks that can make most deliveries to its Professional Installers within 30 minutes. Stores carry an extensive product line of "hard" parts including brakes, belts, hoses, filters, cooling system parts, tune-up parts, shock absorbers, gaskets, batteries, bearings, engine parts, remanufactured alternators and starters, chassis parts and exhaust systems, for domestic and imported cars, vans and trucks, as well as brand name maintenance items and accessories. For the year ended December 31, 1998, approximately 92% of the Company's stores sales was derived from hard parts. Approximately 83% of the Company's 1998 sales was derived from Professional Installers, 9% from DIY customers and 8% from the Independent Parts Stores. The Company is not in the business of selling tires or performing automotive repairs.

In September 1998, the Company acquired its own distribution center and began purchasing Product directly from the manufacturers, thereby eliminating one middleman from the supply chain and reducing its product costs. This DC allows the Company to offer an improved variety of product lines to its customers. In addition, this DC has opened up a new market of product sales to Independent Parts Stores across the State of Florida and Southern Georgia. The total net sales to Independent Parts Stores were approximately $3.4 million from the date of acquisition through December 31, 1998. The aggregate purchase price for this operation, which approximated $5.9 million, was paid primarily from the Company's credit facility.

OPERATIONS

The Company's DC, located in Ocala, Florida, carries approximately 80,000 stock keeping units ("SKUs") and covers 100,000 square foot with a 30 foot ceiling, allowing for approximately 3 million cubic feet of storage space and enables the Company to offer an improved variety of product lines to its customers. This DC should be capable of servicing approximately 160 stores. Nightly deliveries are made from the DC by the Company's fleet of trucks and trailers to both Company Stores as well as Independent Parts Stores.

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

Company Stores service two distinct types of customers - the Professional Installer (wholesale) customer and the DIY (retail) customer. The Company's traditional stores average 80% to 90% in Professional Installer sales and 10% to 20% in DIY sales. The Company's wholesale stores sell only to the Professional Installer. In addition, because wholesale stores carry a greater selection of hard part SKUs, including certain lower turnover hard parts not generally carried in the traditional store, a wholesale store also provides the traditional stores within its area with access to a greater selection of hard part SKUs on a same day basis. The Company also provides a delivery service to its wholesale customers with approximately 210 radio-dispatched trucks. The Company's 41 stores receive the major portion of its inventory deliveries nightly from the Company's distribution center. The deliveries replenish each store with the inventory sold the previous day and also provides a store with the ability to special order SKUs not normally stocked by the Company's stores. This enables the Company to provide next day service to both the wholesale and DIY customers.

CUSTOMER SERVICE

The Company believes it is not only in the business of selling auto parts, but as important, is in the service business. Heavy emphasis is placed on having professional personnel to provide responsive customer service. Employees receive extensive on-the-job training and participate in a cash incentive program, allowing them to share in their store's success.

The Company's number one priority is customer satisfaction. The Company's distribution center seeks to attract new independently owned auto parts store customers and to retain existing customers by conducting a variety of promotional programs and by offering an extensive selection of quality product lines at competitive prices with nightly delivery service of over 80,000 SKUs.

The Company Stores seek to attract new Professional Installers, DIY customers and to retain existing customers by conducting a variety of advertising and promotional programs and by offering (i) superior in-store service through highly-motivated, technically-proficient sales people using advanced point-of-sale and electronic cataloging systems, (ii) an extensive selection of SKUs stocked in each store (iii) same day or next day delivery of over 80,000 SKUs, (iv) attractive stores in convenient locations, (v) competitive pricing, and (vi) a national warranty program.

Each of the Company's store sales personnel is required to be technically proficient in the workings and application of automotive products. See "Personnel Training" below. This degree of technical proficiency is essential because of the significant portion of the Company's business represented by the Professional Installer. The Company has found that the typical DIY customer often seeks assistance from sales people, particularly in connection with the purchase of hard parts. The Company believes that the ability of its sales personnel to provide such assistance is valued by the DIY customer, and therefore is likely to result in repeat DIY business. To assist the Company's sales personnel in providing customer service, the Company has installed advanced point-of-sale and electronic cataloging systems. These systems provide individual stores with access to the Company's database of manufacturer recommended parts and the ability to locate parts at other stores.

PURCHASING AND DISTRIBUTION

Since September 1998, when the distribution center was acquired, the Company purchases Product directly from over 200 suppliers who ship merchandise to the DC. Nightly deliveries are made from the DC by the Company's fleet of trucks and trailers to both Company Stores as well as Independent Parts Stores.

The Company acquired the distribution center from APS, Inc., a national distributor of a broad array of "Big A" brand and manufacturers' branded automotive replacement parts, as well as tools, equipment, supplies and accessories and who also was the Company's previous primary supplier. For 1996, 1997 and 1998, purchases from APS accounted for approximately 78%, 79% and 41%, respectively, of the Company's total inventory purchases. In February 1998, APS, along with its parent and affiliated companies, filed for protection under Chapter 11 of the United States Bankruptcy Code. In November 1998, the Parent Company of APS filed a Form 8-K with the Securities and Exchange Commission reporting that the net assets of the company would be liquidated and the operations ceased.

This DC, located in Ocala, Florida, carries approximately 80,000 SKUs and covers 100,000 square foot with a 30 foot ceiling allowing for approximately 3 million cubic feet of storage space. This DC should be capable of servicing approximately 160 stores. The DC utilizes computer assisted technology to electronically receive orders from computers located in the stores and is equipped with highly automated conveyor and sorting systems which expedites the movement of Merchandise to loading areas for shipment to stores on a nightly basis. These systems enable the DC personnel to efficiently pick, assemble, palletize and bill merchandise for shipment to each store.

In August 1998, when the Company determined it would begin purchasing Product directly from the manufacturers, the Company became a member of Auto Value Associates, Inc. ("Auto Value Associates"), a non-profit buying and marketing group consisting of approximately 41 members, engaged in the distribution or sale of automotive products. Although the Company is not obligated to make purchases through Auto Value Associates, it assists the Company in negotiating purchases of merchandise from a variety of vendors. Because of its volume purchases of Merchandise, the Company believes that its long-term ability to buy merchandise on favorable terms would not be materially adversely affected if the Company ceased to be a member of Auto Value Associates.

The Company believes that its relationships with its suppliers are excellent. The Company also believes that alternative sources of supply exist at similar cost and on similar terms, for substantially all types of Products sold.

INVENTORY MANAGEMENT AND MERCHANDISING

The Company maintains an inventory management department that assures the inventory in the DC and stores is current and up-to-date. The department is constantly adding new SKUs, which are increasing in demand and deleting SKUs that have become less popular. The Company utilizes statistics published by manufacturers, in addition to its own evaluation criteria, for each SKU carried at the distribution center and stores which identifies and classifies each SKU by demand. Refinements to inventory levels to be carried in the DC and stores are made continuously based on the sales movement shown by the Company's computerized inventory management system and on management's assessment of the changes and trends in the marketplace.

The Company's inventory management system, which electronically links each Company Store to the corporate headquarters, provides an efficient and sophisticated means of inventory control and management. The computer system at each Company Store records each sale, makes a corresponding inventory adjustment and orders replacement inventory from the distribution center.

Automotive replacement parts manufacturers generally accept obsolete inventory for full return credit on an annual or more frequent basis. The Company has historically not incurred any significant losses as a result of slow moving or obsolete inventory.

MARKETING

Since a majority of the Company's revenues are derived from the sale of automotive products to the Professional Installer, the Company devotes substantial time and energy to the development of its Professional Installer business. The Company's Vice President of Sales and Marketing is primarily responsible for the development and maintenance of the Company's Professional Installer business. There are 21 full-time outside sales people operating from the Company's traditional and wholesale stores dedicated solely to calling upon and selling to the Professional Installer. Moreover, each store manager participates in these activities by calling on existing and potential new Professional Installers on a regular and periodic basis. The Company has approximately 210 radio-dispatched trucks to provide prompt delivery service to the Professional Installer. Approximately 153 inside technically trained sales personnel market Products to retail and wholesale customers.

The Company promotes sales to DIY consumers through an advertising program which includes direct mail, newspaper and limited radio and television advertising in selected markets. Newspaper advertisements are generally directed toward specific Merchandise and price promotions, frequently in connection with specific sales events and promotions. The Company also sponsors several automotive related events in its market area each year in an effort to reach wholesale and retail customers. The Company believes that its advertising and promotional activities have resulted in significant name recognition in its market area.

Along with the operation of the DC and the distribution of Product to the Company Stores, the Company also sells Merchandise to Independent Parts Stores whose stores are generally located in areas not serviced by a Company Store. The Company seeks to attract new Independent Parts Store customers and to retain existing customers by conducting a variety of promotional programs and by offering an extensive selection of quality product lines at competitive prices with nightly delivery service of over 80,000 SKUs.

The Company believes that a competitive pricing policy is essential within product categories in order to compete successfully. Product pricing is established by senior management at the corporate headquarters, with input from store management, in a manner designed to meet product prices charged by the competitors in the market. Most automotive products sold by the Company are priced at discounts from the manufacturer's suggested list prices and additional savings are offered through volume discounts and special promotional pricing.

In an effort to offer competitive prices to its customers, the Company continually seeks to reduce the purchasing and distribution costs of its merchandise. The Company achieves such cost reductions by working with its vendors to secure product cost savings and other benefits, making volume purchases and achieving efficiencies in its distribution system and higher productivity at the DC and store level.

PERSONNEL TRAINING

The Company is committed to developing and retaining employees who are highly motivated and knowledgeable team players. The Company considers itself to be a highly selective employer, screening prospective employees to identify individuals of high integrity who are motivated to succeed. The Company considers its ability to recruit, train and retain its employees a key aspect of its success.

The Company encourages its employees to propose any new ideas which will help the Company run more efficiently and/or improve customer satisfaction. The Company believes that a high level of involvement from its employees increases motivation, company loyalty and overall performance.

The Company provides training programs that focus on providing superior customer service, automotive parts knowledge, selling skills, store operational procedures and personal development. The Company's training function is led and managed by its Regional Management Teams through a series of weekly and monthly sessions for store managers and sales personnel. Management believes that if it trains, develops, manages and motivates the Company's employees properly, then customers, in turn, will receive the superior service the Company views as its competitive advantage in the marketplace.

COMPETITION

The automotive parts aftermarket is highly competitive. Automotive products, similar or identical to those sold at the Company's stores, are generally available from a variety of different competitors in the communities served by Company Stores. The number of competitors and the level of competition faced by the Company Stores varies by market area. The principal competitive factors that affect the Company's business are customer service, product selection, product quality, product availability, store location, timeliness of deliveries and price.

The Company's major competitors in the Professional Installer portion of its business include independent warehouse distributors and independently owned parts stores, automobile dealers and national warehouse distributors and associations, such as National Automotive Parts Association (NAPA), General Parts (Carquest), Steego and Parts Plus. Discount Auto Parts, Pep Boys and Auto Zone have recently entered into certain of the Company's Professional Installer markets as well.

Competitors in the DIY portion of its business within its current market area include automotive parts chains such as Discount Auto, Auto Zone, Parts America (formerly known as Western Auto) and Pep Boys, independently owned parts stores, automobile dealerships and mass or general merchandise, discount and convenience chains that carry automotive products.

Although the Company believes that it competes effectively in its market area, many of its competitors, or their parent organizations, are larger in terms of sales volume and have access to greater capital and management resources.

EMPLOYEES

As of December 31, 1998, the Company had 554 employees, 86 of whom work at the Company's traditional stores, 67 work at the Company's wholesale stores, 50 work at the Company's distribution center, 24 were engaged as outside sales personnel, 283 were engaged as delivery personnel, 7 work as regional store management and 37 work at the corporate and administrative headquarters. The Company's employees are not subject to a collective bargaining agreement. The Company considers its relations with its employees to be excellent, and strives to promote good employee relations through various programs designed for such purposes.

SERVICE MARKS AND TRADEMARKS

The name Ace Auto Parts has been used by the Company and its predecessor corporations since 1923. The Company has registered the service mark Ace Auto Parts in the State of Florida. The Company believes that its business is not materially dependent on any patent, trademark, service mark or copyright. The Company is not aware of any infringing uses or, any assertion of infringing uses in any of its current market areas that, in the opinion of the Company, could materially affect the Company's use of its name.

REGULATION

Although subject to various laws and governmental regulations relating to its business, including those related to the environment, the Company does not believe that compliance with such laws and regulations has a material adverse effect on its operations. Further, the Company is unaware of any failure to comply with any such laws and regulations that could have a material adverse effect on its operations. No assurance can be given, however, that significant expenses could not be incurred by the Company to comply with any such law or regulation in the future.

ITEM 2.  PROPERTIES

The Company operates 41 auto parts stores in the State of Florida. Of such stores, two are owned by the Company, ten are leased from entities owned by the two majority shareholders, and one is leased from Joan Z. Cox, Trustee, mother of the two majority shareholders. The remaining 28 stores are leased from non-affiliated parties. In addition, the Company leases from an affiliate of the two majority shareholders a 4,000 square foot facility used as a battery distribution center for the Company. The Company stores generally range in size from 3,000 to 8,000 square feet. The Company's executive offices are located in one of the Company's traditional stores located at 1751 S. Missouri Avenue, Clearwater, Florida.

Most of the Company store's leases provide for the payment of a fixed base rent, payment of certain taxes, insurance and maintenance costs. The leases are generally for a term of five years, with the Company having the right to renew for one or more additional five-year terms. The leases in existence at December 31, 1998 will expire between 1999 and 2003 (not including the renewals). The Company will continue to evaluate additional lease alternatives as market conditions dictate.

The Company's distribution center, located in Ocala, Florida, covers 100,000 square foot with a 30 foot ceiling allowing for approximately 3 million cubic feet of storage space. This DC should be capable of servicing approximately 160 stores within a 450-mile radius. The DC is located in an industrial park area, nearby Interstate 75, the north south expressway that runs through the State of Florida. The DC is occupied under the terms of a lease expiring in 2003 with an unaffiliated party, subject to a cancellation clause in 2000 at the option of the Company.

The Company believes that its present facilities are in good condition, are adequately insured, are suitable and adequate for the conduct of its current operations.

ITEM 3.  LEGAL PROCEEDINGS

On March 20, 1997, Automotive One Parts Stores, Inc., a Florida corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiff alleges that the Company (i) interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and (ii) misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiff is seeking damages in excess of $400,000. There has been no activity in this case since May, 1998. The Company denies the allegations and intends to vigorously defend the action. At this time, management believes the resolution of this matter will not have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

From the effective date of the Company's initial public offering on April 8, 1996, the Company's Common Stock has been traded on the over-the-counter market and is included for quotation on the Small Cap Market of the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq").

The following table sets forth the range of high and low bid information for the Company's Common Stock for the period from the initial public offering to the end of 1998.



                                              1998                 1997                  1996
                                       -----------------     -----------------     -----------------
                                        High        Low       High        Low       High       Low
                                       ------      -----     ------      -----     -------    -----

  First Quarter                         4 3/8          2     22 3/8         16        N/A        N/A
  Second Quarter                            3      1 3/4     16 1/4      9 1/2     13 3/4      8 1/2
  Third Quarter                        2 7/32      1 1/8      4 5/8      3 3/8     13 3/4         10
  Fourth Quarter                       1 7/16        3/4      2 7/8      1 3/4         16      9 1/2


The market information above is derived from quotations on the National Market System of Nasdaq. Such market quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commission and may not necessarily represent actual transactions.

HOLDERS

As of December 31, 1998, the approximate number of holders of record of the Company's Common Stock was 200 and the number of beneficial holders was approximately 2,000.

DIVIDENDS

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying cash dividends in the foreseeable future. It is the present intention of the management of the Company to utilize all available funds for working capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Company and should be read in conjunction with the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                                Year Ended December 31,
                                                           -----------------------------------------------------------------
                                                              1998         1997          1996          1995           1994
                                                           ---------     ---------     ---------     ---------       -------
                                                                    (In thousands, except shares and per share data)
      OPERATING STATEMENT DATA:
      Net sales                                              $46,050       $40,053      $ 26,756       $22,943       $17,003
      Cost of goods sold                                      29,212        25,936        16,998        14,428        10,409
                                                             -------       -------      --------       -------       -------
           Gross profit                                       16,838        14,117         9,758         8,515         6,594

      Operating, selling, general and
           administrative expenses                            16,368        13,920         9,117         7,731         6,104
                                                             -------       -------      --------       -------       -------
           Operating income                                      470           197           641           784           490
                                                             -------       -------      --------       -------       -------

      Other income (expense)
           Interest expense                                   (1,009)         (648)         (330)         (668)         (458)
           Other, net                                             29            25            46            36            51
                                                             -------       -------      --------       -------       -------
                                                                (980)         (623)         (284)         (632)         (407)
                                                             -------       -------      --------       -------       -------

      Earnings (loss) before income taxes                       (510)         (426)          357           152            83
      Provision (benefit) for income taxes                      (166)         (166)          118             -            -
                                                             -------       -------      --------       -------       -------
      Net earnings (loss)                                    $  (344)      $  (260)     $    239       $   152       $    83
                                                             =======       =======      ========       =======       =======

      Historical net earnings (loss) per
      common share - basic                                   $  (.10)      $  (.08)     $    .08       $   .08       $   .04
                                                             =======       =======      ========       =======       =======

      Historical net earnings (loss) per
      common share - diluted                                 $  (.10)      $  (.08)     $    .08       $   .08       $   .04
                                                             =======       =======      ========       =======       =======

      Pro forma information (1)
        Historical earnings before income taxes                                         $    357       $   152       $    83
        Provision for income taxes                                                           132            43            25
                                                                                        --------       -------       -------
        Pro forma net earnings                                                          $    225       $   109       $    58
                                                                                        ========       =======       =======
        Pro forma net earnings per common share                                         $    .08       $   .05        $  .03
                                                                                        ========       =======       =======

      Weighted average common shares outstanding:
           Basic                                           3,412,273     3,412,273     2,907,452     2,000,000     2,000,000
                                                           =========     =========     =========     =========     =========
           Diluted                                         3,412,273     3,412,273     2,950,717     2,000,000     2,000,000
                                                           =========     =========     =========     =========     =========

      BALANCE SHEET DATA:
      Working capital                                        $20,982       $15,138       $11,829       $ 3,830       $ 4,288
      Total assets                                            34,195        26,253        20,062        12,018        10,065
      Total long-term debt                                    16,708        10,423         5,853         6,129         6,166
      Stockholders' equity (deficit)                           9,347         9,691         9,953          (667)         (819)


----------

(1) Prior to the completion of its initial public offering on April 8, 1996, the Company was taxed as a S Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

OVERVIEW

On February 16, 1999, the Company entered into an agreement with General Parts, Inc., a privately owned company headquartered in Raleigh, North Carolina, whereby General Parts, Inc. will acquire all of the outstanding shares of Common Stock of the Company for $3.00 per share, subject to adjustments as set forth in the merger agreement. Consummation of the agreement is subject to approval by the Company's shareholders and certain other conditions. Pursuant to the terms of the merger agreement, the principal shareholders of the Company, owning 54.4% of all outstanding shares of common stock, have agreed to vote all of their shares for the adoption of this merger agreement.


RESULTS OF OPERATIONS

         The following table sets forth certain selected historical operating results of the Company as a percentage of net sales.


                                                                                  Year Ended December 31,
                                                                            ------------------------------------
                                                                              1998          1997          1996
                                                                            --------      --------      --------
Net sales                                                                    100.0%        100.0%        100.0%
Cost of goods sold                                                            63.4          64.8          63.5
                                                                             -----         -----         -----
     Gross profit                                                             36.6          35.2          36.5
Operating, selling, general and administrative expenses                       35.6          34.7          34.1
                                                                             -----         -----         -----
     Operating income                                                          1.0            .5           2.4

Other income (expense)
  Interest expense                                                            (2.2)         (1.6)         (1.2)
  Other, net                                                                    .1             -            .1
                                                                             -----         -----         -----
Earnings (loss) before income taxes                                           (1.1)         (1.1)          1.3
Provision (benefit) for income taxes                                           (.4)          (.4)           .4
                                                                             -----         -----         -----
Net earnings (loss)                                                            (.7)%         (.7)%          .9%
                                                                             =====         =====         =====
Pro forma information
  Historical earnings before income taxes                                                                  1.3
  Provision for income taxes                                                                                .5
                                                                                                         -----
  Net earnings                                                                                              .8%
                                                                                                         =====


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales. Product sales increased $6 million, or 15%, from $40.1 million in 1997 to $46.1 million in 1998. Of this increase, $6.7 million in sales was generated from the distribution center and the first full year of operations in 1998 for 10 stores acquired and opened during 1997. This increase was partially offset by a $.7 million or 2.1% decrease in same store sales. The same store sales decrease is calculated based on the change in net sales of only those stores that were operational for the entire periods being compared. The same store sales decrease resulted primarily from new competitors entering the wholesale market. The threat of increasing complexity of automobiles to retail sales is partially offset by owners keeping their cars longer and the increasing price of the more complex replacement parts. A current trend which poses a threat to both retail and wholesale sales is the auto manufacturers' attention to improving the quality of new cars which may result in fewer aftermarket repairs. The Company intends to overcome this improved new car quality threat by capturing and retaining wholesale market share by providing superior customer service.

Cost of Goods Sold. Cost of goods sold increased from $25.9 million (or 64.8% of net sales) in 1997 to $29.2 million (or 63.4% of net sales) in 1998. This $3.3 million increase was primarily attributable to sales increases. Cost of goods sold as a percentage of sales decrease primarily from favorable pricing from vendors and was partially offset from sales increases in lower gross margin wholesale sales and warehousing and distribution expenses incurred in 1998.

Operating, Selling, General and Administrative ("OSG&A") Expenses. OSG&A expenses increased from $13.9 million (or 34.7% of net sales) in 1997 to $16.4 million (or 35.6% of net sales) in 1998. This $2.5 million increase resulted primarily from additional store personnel and corporate overhead to support the increased sales volume and a reduction in reimbursements of promotional expenses received from suppliers. OSG&A expenses as a percentage of sales increased primarily from a reduction in reimbursements of promotional expenses received from suppliers in 1998.

Interest Expense. Interest expense increased from $647,973 in 1997 (or 1.6% of net sales) to $1,008,987 in 1998 (or 2.2% of net sales). This increase resulted primarily from the increased level of debt incurred to acquire the distribution center, as well as for working capital.

Provision for Income Taxes. The Company's effective income tax rates were 32.6% and 39.1% in 1998 and 1997, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales. Product sales increased $13.3 million, or 49.7%, from $26.8 million in 1996 to $40.1 million in 1997. $10.4 million of this increase was due to ten new stores acquired and opened during 1997 and the first full year of operations in 1997 for 14 stores acquired and opened during 1996, of which four of these new stores acquired were either closed or consolidated into another store. There was no goodwill associated with the stores that were closed or consolidated. The remaining $2.9 million increase in net sales resulted from same store sales growth. Same store sales growth is calculated based on the change in net sales of only those stores that were operational for the entire periods being compared. Since the Company operates in a very competitive environment, price changes are often made. For the years ended 1996 and 1997, certain product lines experienced price decreases, however these have been offset with other product line price increases. Overall, price changes have had an immaterial effect on revenues. Of the 44 stores the Company operated at December 31, 1997, 22 stores have retail and wholesale sales and, for these stores, the retail sales generally account for 10% to 25% of total revenues. For the years ended 1996 and 1997, the majority of these stores have experienced 5% to 15% decreases in retail revenues. However, these decreases have been offset by 5% to 40% increases in wholesale revenues. Store relocations will be considered if the retail business does not meet profit goals. The remaining 22 stores are 100% wholesale stores. For the years ended 1996 and 1997, the majority of these stores have experienced 5% to 40% increases in wholesale revenues. While the increasing complexity and sophistication of automobiles reduces the number of owners who can repair their own cars and poses a threat for retail sales, this complexity also creates an opportunity for wholesale sales that the Company is well positioned to take advantage of. In addition, the threat of increasing complexity of automobiles to retail sales is partially offset by owners keeping their cars longer and the increasing price of the more complex replacement parts. A current trend which poses a threat to both retail and wholesale sales is the auto manufacturers' attention to improving the quality of new cars which may result in fewer aftermarket repairs. The Company intends to overcome this improved new car quality threat by capturing and retaining wholesale market share by providing superior customer service.

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

YEAR 2000 ("Y2K")

The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem". The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the year. Any programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause computer systems to perform inaccurate calculations. Using internal personnel, the Company has completed an assessment of all significant information technology ("IT") and non-IT systems to ensure that critical operations will not be adversely affected or lose any business functionality due to the Y2K problems. Financial packages, including the Company's general ledger, accounts payable and payroll systems, at the corporate office are warranted to be fully capable of date handling which ensures our readiness. The Company's stores and corporate office point of sale, accounts receivable and inventory software has been guaranteed to be year 2000 compliant and has written assurances of support and the timely resolution of any problems. The operating systems at the corporate office are fully tested and are year 2000 compliant. The operating systems at the store level are not year 2000 compliant. The conversion of the stores' operating systems has begun and will be complete by mid to late 1999. This is part of the perpetual upgrade of hardware and software. The cost of the conversion is expected to be insignificant. The Company's warehouse point of sale, accounts receivable and inventory software is not Y2K compliant. These systems are scheduled to be replaced with fully compliant hardware and software in mid 1999. The cost of this year 2000 initiative, principally including internal costs, will not be material to the Company's result of operations or financial position. Furthermore, the project is not expected to have a significant effect on operations. Should there be any failure of systems, either at the corporate or store level, operations would continue with manual processing. Significant vendors have been contacted to ensure that they too are making progress on this issue. Most of them are making substantial advancements. In the event of their failure to make a transition to the year 2000, the company has many options for the successful fulfillment of orders from other sources. The turn of the century should have no material effect on the Company's significant computer applications. The cost and time estimated for the year 2000 project, including IT and non-IT systems, are based on the Company's best current estimates. There can be no guarantee that these estimates will be achieved and that the planned results will be achieved. Risk factors include, but are not limited to, the retention of internal personnel dedicated to the project, the timely delivery of hardware and software from vendors, and the successful completion of Y2K projects by key business partners.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated cash of $.3 million, primarily as a result of an increase in accounts receivable which was offset by an increase in accounts payable. Net cash used in operating activities was $2.1 million and $5.4 million for the years ended 1997 and 1996, respectively.

Net cash used in investing activities was $6.6 million, $2 million and $5 million for the years ended 1998, 1997 and 1996, respectively. In 1998, the Company acquired an existing warehouse operation for approximately $5.9 million. This warehouse acquisition was funded through the Company's line of credit.

Net cash provided by financing activities was $6.1 million, $4.3 million and $10.2 million for the years ended 1998, 1997 and 1996, respectively. As discussed above, in 1998 the Company used its revolving line of credit to fund the warehouse acquisition.

In connection with the acquisition of the distribution center (see Note C to the financial statements), the Company amended its revolving line of credit to provide for borrowings of up to $18 million with an additional $1 million overadvance facility. The amount of borrowings under the revolving line of credit at any point in time is subject to the amount of eligible inventory and accounts receivable. Effective twelve months after the date of acquisition of the distribution center, the inventory advance rate of 60% is to be reduced by one percent per month until the advance rate is reduced to 50%. The borrowings, at the option of the Company, bear interest at the prime rate plus .5% or the London Interbank Offered Rates (LIBOR) plus 2.75%. The Company elected the LIBOR plus 2.75% option (8.38% as of December 31, 1998). The revolving line of credit matures September 30, 2000. In addition with the increased borrowing capacity, the loan covenants under the revolving line of credit were modified. The Company is required to maintain, at a minimum, a current ratio of 2 to 1, a ratio of liabilities to tangible net worth not to exceed 3.3 to 1, and a times interest earned multiple of 1.25 or greater. The Company is also required to achieve a minimum tangible net worth of $8,759,000 measured as of September 30, 1999 and as of December 31, 1999 and each subsequent year the minimum tangible net worth is increased by $500,000. At December 31, 1998, the Company was in compliance with all such loan covenants. The overadvance facility is available for the first six months after the distribution center acquisition and is reduced for the next three months to $750,000 and the last three months to $250,000. The overadvance facility expires September 27, 1999 and bears interest at the prime rate plus 2%. At December 31, 1998, the Company had approximately $325,000 available under these lines.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any market risk sensitive financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)



                                      INDEX


                                                                                                   Page
                                                                                                  ------

Report of Independent Certified Public Accountants                                                  17

Financial Statements

         Balance Sheets                                                                             18

         Statements of Operations                                                                   19

         Statement of Stockholders' Equity                                                          20

         Statements of Cash Flows                                                                   21

         Notes to Financial Statements                                                              22

Report of Independent Certified Public Accountants on Schedule                                      35

Schedule II - Valuation and Qualifying Accounts                                                     36


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
The Parts Source, Inc.
(d/b/a Ace Auto Parts)

We have audited the accompanying balance sheets of The Parts Source, Inc. (d/b/a Ace Auto Parts) as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Parts Source, Inc. (d/b/a Ace Auto Parts) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          GRANT THORNTON LLP


Tampa, Florida
February 26, 1999

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                                 BALANCE SHEETS


                                                                                                 December 31,
                                                                                        ------------------------------
                                                                                            1998               1997
                                                                                        -----------        -----------
                                 ASSETS

CURRENT ASSETS
  Cash                                                                                 $     32,835       $    227,564
  Accounts receivable
    Trade, net of allowance for doubtful accounts of $455,000 and $178,000,
      respectively                                                                        3,859,851          2,774,975
    Other - primarily suppliers                                                           2,383,297          1,203,292
  Inventories                                                                            22,271,470         16,488,120
  Refundable income taxes                                                                        --            130,812
  Prepaid expenses                                                                          215,371            124,010
  Deferred tax asset                                                                        295,900            190,700
                                                                                       ------------       ------------
          Total current assets                                                           29,058,724         21,139,473

PROPERTY AND EQUIPMENT, NET                                                               3,445,981          3,559,541

OTHER ASSETS
  Excess of cost over net assets acquired, net                                            1,176,135          1,280,639
  Non-compete agreement, net                                                                 99,175            151,587
  Other                                                                                     414,768            121,650
                                                                                       ------------       ------------
                                                                                       $ 34,194,783       $ 26,252,890
                                                                                       ============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of
    Long-term obligations                                                              $     56,736       $     50,754
    Notes payable, related parties                                                           19,342            144,723
  Accounts payable - trade                                                                7,092,055          4,926,079
  Accrued liabilities                                                                       908,700            879,608
                                                                                       ------------       ------------
          Total current liabilities                                                       8,076,833          6,001,164

LONG-TERM OBLIGATIONS, less current portion                                              16,708,160         10,397,131
NOTES PAYABLE, RELATED PARTIES, less current portion                                             --             25,494
DEFERRED INCOME TAXES                                                                        62,500            138,200

COMMITMENTS AND CONTINGENCIES                                                                    --                 --

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued
    and outstanding                                                                              --                 --
  Common stock, $.001 par value, 10,000,000 shares authorized, 3,412,273 shares
    issued and outstanding                                                                    3,412              3,412
  Additional paid-in capital                                                              9,825,158          9,825,158
  Accumulated deficit                                                                      (481,280)          (137,669)
                                                                                       ------------       ------------
                                                                                          9,347,290          9,690,901
                                                                                       ------------       ------------
                                                                                       $ 34,194,783       $ 26,252,890
                                                                                       ============       ============

        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                            STATEMENTS OF OPERATIONS

                                                                                 Year Ended December 31,
                                                                    -------------------------------------------------
                                                                        1998               1997               1996
                                                                    -----------        -----------        -----------
Net sales                                                           $46,050,132        $40,052,866        $26,755,921
Cost of goods sold                                                   29,212,547         25,935,829         16,998,364
                                                                    -----------        -----------        -----------

     Gross profit                                                    16,837,585         14,117,037          9,757,557

Operating, selling, general and administrative expenses              16,367,672         13,919,615          9,116,801
                                                                    -----------        -----------        -----------

     Operating income                                                   469,913            197,422            640,756
                                                                    -----------        -----------        -----------

Other income (expense)
  Interest expense                                                   (1,008,987)          (647,973)          (329,517)
  Other, net                                                             29,063             24,861             45,824
                                                                    -----------        -----------        -----------
                                                                       (979,924)          (623,112)          (283,693)
                                                                    -----------        -----------        -----------

     Earnings (loss) before income taxes                               (510,011)          (425,690)           357,063
Provision (benefit) for income taxes                                   (166,400)          (166,300)           117,600
                                                                    -----------        -----------        -----------

     Net earnings (loss)                                            $  (343,611)       $  (259,390)       $   239,463
                                                                    ===========        ===========        ===========

     Historical net earnings (loss) per common share - basic        $      (.10)       $      (.08)       $       .08
                                                                    ===========        ===========        ===========
     Historical net earnings (loss) per common share - diluted      $      (.10)       $      (.08)       $       .08
                                                                    ===========        ===========        ===========

     Weighted average common shares outstanding:
          Basic                                                       3,412,273          3,412,273          2,907,452
                                                                    ===========        ===========        ===========
          Diluted                                                     3,412,273          3,412,273          2,950,717
                                                                    ===========        ===========        ===========

Pro forma information
  Historical earnings before income taxes                                                                 $   357,063
  Provision for income taxes                                                                                  131,900
                                                                                                          -----------
  Pro forma net earnings                                                                                  $   225,163
                                                                                                          ===========
  Pro forma net earnings per common share - basic                                                         $       .08
                                                                                                          ===========
  Pro forma net earnings per common share - diluted                                                       $       .08
                                                                                                          ===========

        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common Stock           Additional
                                         ---------------------        Paid-in       Accumulated
                                          Shares        Amount        Capital         Deficit           Total
                                          ------        ------      -----------       -------        -----------
Balance at January 1, 1996, as
  previously reported                    2,000,000      $2,000      $       --       $(668,894)      $ (666,894)

  Restatement for change in
    inventory pricing method from
    LIFO to FIFO (Note D)                       --          --              --         (61,973)         (61,973)
                                         ---------      ------      ----------       ---------       ----------
Balance at January 1, 1996, as
  restated                               2,000,000       2,000              --        (730,867)        (728,867)

  Initial public offering, net of
    offering costs of $305,000           1,185,000       1,185       7,941,670              --        7,942,855

  Recapitalization for change in
    income tax status,
    S Corporation to C Corporation              --          --        (613,125)        613,125               --

  Sale of restricted stock                 227,273         227       2,499,773              --        2,500,000

  Net earnings                                  --          --              --         239,463          239,463
                                         ---------      ------      ----------       ---------       ----------
Balance at December 31, 1996             3,412,273       3,412       9,828,318         121,721        9,953,451

  Registration fees related to sale
    of restricted stock                         --          --          (3,160)             --           (3,160)

  Net loss                                      --          --              --        (259,390)        (259,390)
                                         ---------      ------      ----------       ---------       ----------
Balance at December 31, 1997             3,412,273       3,412       9,825,158        (137,669)       9,690,901

  Net loss                                      --          --              --        (343,611)        (343,611)
                                         ---------      ------      ----------       ---------       ----------

Balance at December 31, 1998             3,412,273      $3,412      $9,825,158       $(481,280)      $9,347,290
                                         =========      ======      ==========       =========       ==========

        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                 ------------------------------------------------
                                                                                     1998              1997               1996
                                                                                 -----------       -----------       ------------
Cash flows from operating activities:
  Net earnings (loss)                                                            $  (343,611)      $  (259,390)      $   239,463
  Adjustments to reconcile net earnings (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                  805,001           652,134           315,113
      Deferred income taxes, net                                                    (180,900)         (126,900)           74,400
      Other                                                                          (20,406)           (9,036)           (9,275)
      Changes in assets and liabilities, net of acquisitions of businesses:
        Accounts receivable                                                       (2,264,881)       (1,129,715)         (991,477)
        Inventories                                                                  114,400        (3,189,358)       (1,955,275)
        Refundable income taxes                                                      130,812           (84,412)          (46,400)
        Prepaid expenses                                                             (91,361)          (56,723)           (9,686)
        Other assets                                                                 (58,118)          (54,995)           81,299
        Accounts payable                                                           2,165,976         2,265,016        (3,051,487)
        Accrued liabilities                                                           55,489          (101,317)            6,843
        Other liabilities                                                                 --                --           (46,667)
                                                                                 -----------       -----------       -----------
               Net cash provided by (used in) operating activities                   312,401        (2,094,696)       (5,393,149)

Cash flows from investing activities:
  Cash paid for acquisitions of businesses                                        (6,183,677)         (700,507)       (3,831,732)
  Payment for purchase of non-compete agreement                                           --           (85,000)          (85,000)
  Purchases of property and equipment                                               (495,626)       (1,275,853)       (1,079,314)
  Proceeds from disposition of property and equipment                                112,726            59,088            31,328
                                                                                 -----------       -----------       -----------
               Net cash used in investing activities                              (6,566,577)       (2,002,272)       (4,964,718)

Cash flows from financing activities:
  Net borrowings under line of credit agreement                                    6,294,765         4,492,487         5,753,171
  Repayments of long-term obligations                                               (235,318)         (185,303)       (5,977,000)
  Net proceeds from initial public offering                                               --                --         7,942,855
  Net proceeds from sale of restricted stock                                              --                --         2,500,000
  Other                                                                                   --            (3,160)          (32,677)
                                                                                 -----------       -----------       -----------
               Net cash provided by financing activities                           6,059,447         4,304,024        10,186,349

Increase (decrease) in cash                                                         (194,729)          207,056          (171,518)
Cash, beginning of year                                                              227,564            20,508           192,026
                                                                                 -----------       -----------       -----------
Cash, end of year                                                                $    32,835       $   227,564       $    20,508
                                                                                 ===========       ===========       ===========

Supplemental disclosure of cash flow information
  Cash paid for interest                                                         $   920,503       $   647,348       $   332,308
                                                                                 ===========       ===========       ===========
  Cash paid for income taxes                                                     $        --       $    45,000       $    89,600
                                                                                 ===========       ===========       ===========

Supplemental schedule of non-cash investing activities
  Acquisitions of businesses
    Fair value of assets acquired                                                $ 6,163,160       $   599,227       $  4,511,306
    Cash paid                                                                     (6,183,677)         (700,507)        (3,831,732)
    Payment of acquisition indebtedness                                              256,168           416,950                 --
    Acquisition indebtedness                                                              --          (256,168)          (416,950)
                                                                                 -----------       -----------       ------------
    Liabilities assumed                                                          $   235,651       $    59,502       $    262,624
                                                                                 ===========       ===========       ============

        The accompanying notes are an integral part of these statements.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A - DESCRIPTION OF BUSINESS

Business

The Parts Source, Inc. (d/b/a Ace Auto Parts) (the Company) is a specialty wholesaler and retailer of automotive replacement parts, maintenance items and accessories for the professional installers and "do it yourself" markets. In September 1998, the Company acquired certain assets of an auto parts distribution center (see Note C). Through this distribution center, the Company purchases auto parts directly from the manufacturers, and in turn supplies auto parts to its stores and other independent stores. As of December 31, 1998, the Company operated 41 stores and a distribution center, all of which are located in the State of Florida.


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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents for any of the periods presented.

Inventories

Inventories, which consist of automotive hard parts, maintenance items, accessories and tools, are stated at the lower of cost or market with cost determined using the first-in, first-out (FIFO) method (see Note D).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over their estimated service lives. Leasehold improvements are amortized using the straight-line method over the respective leases or the service lives of the improvements, whichever is shorter. Accelerated methods are used for tax purposes.

Excess of Cost Over Net Assets Acquired

The excess of cost over net assets acquired is amortized using the straight-line method over periods of ten and fifteen years. Accumulated amortization totaled approximately $249,000 and $145,000 at December 31, 1998 and 1997, respectively.

Non-Compete Agreement

Costs incurred in connection with a non-compete agreement are amortized over an estimated life of five years on a straight-line basis. Accumulated amortization totaled approximately $71,000 and $18,000 at December 31, 1998 and 1997, respectively.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Advertising and Promotional Expenses

The Company expenses its share of advertising and promotional expenses as such costs are incurred. The portion of advertising and promotional expenditures that are recoverable from vendors and other cooperative programs are recorded as a receivable. The Company does not defer any portion of its share of advertising costs.

Vendor Incentives

The Company receives from certain of its suppliers, discounts and allowances designated for advertising, promotional and discounting activities. Such discounts and allowances are recorded to operating, selling, general and administrative expenses or cost of goods sold as appropriate, when earned.

Accounting for Impairment of Long-Lived Assets

The Company reviews long-lived assets and intangibles held and used for potential impairment whenever events or changes in circumstances indicate that the carrying amounts of the asset may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the net cash flows they will generate. No impairment exists for all periods presented.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Prior to the completion of its initial public offering on April 8, 1996, the Company was taxed as a S Corporation. As such, the Company's taxable income through this date was included in the income tax returns of its stockholders for federal and state income tax purposes. Upon completion of its initial public offering, the Company terminated its S Corporation election and became subject to federal and state income taxes as a C Corporation. As a result, on April 8, 1996, the Company recorded a net deferred tax liability of $44,400, which represents the tax effect of the cumulative temporary differences existing on this date with a corresponding charge to the provision for income taxes.

Revenue Recognition

Revenue within wholesale operations is recognized at the time merchandise is shipped from the Company's distribution centers. Retail and wholesale stores revenues are recognized at the time of sale.

Concentration of Credit Risk

The Company grants credit to customers who meet pre-established credit requirements. The Company does not require collateral when trade credit is granted to customers. Credit losses are provided for in the financial statements and have been consistently within management's expectations.

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the potential dilution from the exercise of stock options and convertible securities.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Basic loss per share is the same as the diluted loss per share since the Company had net losses for the years ended December 31, 1998 and 1997. Outstanding stock options in 1998 and 1997 have not been considered in these computations since the effect of their inclusion are anti-dilutive. Basic and dilutive EPS were the same for 1996 since the impact of the dilutive stock options was not significant. The following table reconciles the numerator and denominator of the basic and dilutive EPS computation:


                                                              1998             1997            1996
                                                          ----------       ----------       ----------
         Numerator:
           Historical:
             Net earnings (loss)                          $ (343,611)      $ (259,390)      $  239,463
                                                          ==========       ==========       ==========
           ProForma:
             Net earnings                                         --               --       $  255,163
                                                          ==========       ==========       ==========
         Denominator:
           Weighted average number of common
             shares used in basic EPS                      3,412,273        3,412,273        2,907,452
           Effect of dilutive stock options                       --               --           43,265
                                                          ----------       ----------       ----------
           Weighted number of common shares and
             dilutive potential common stock used in
             diluted EPS                                   3,412,273        3,412,273        2,950,717
                                                          ==========       ==========       ==========

Stock Based Compensation

The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards (SFAS) no. 123, Accounting for Stock Based Compensation, and will continue to recognize stock-based compensation using the intrinsic value method of accounting prescribed by APB opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation is recognized at the date of grant by the amount fair value of the underlying stock exceeds the exercise price.


NOTE C - ACQUISITIONS

In October 1996, the Company purchased substantially all of the assets and assumed certain liabilities of six auto parts stores from APS, Inc. The acquisition was accounted for using the purchase method and, accordingly, the acquired business operations have been included herein since the date of acquisition. Of the approximate $2.9 million in total costs involved in the acquisition, approximately $2.5 million was paid in cash from the proceeds received from the sale of 227,273 shares of unregistered stock to APS, Inc. at $11.00 per share (see Note H), $400,000 was funded through borrowings from the Company's line of credit, with the remainder in the form of assumption of specified liabilities. The Company allocated approximately $1.9 million of the purchase price to tangible assets. Approximately $1.2 million in goodwill was recorded related to this acquisition.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE C - ACQUISITIONS - Continued

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

In September 1998, the Company acquired certain assets, consisting of inventories and fixed assets, of an auto parts distribution center (hereafter referred to as the Distribution Center) operated by APS, Inc., located in Ocala, Florida. The Distribution Center was a separate business unit of APS Holding Corporation. The Company intends to continue the operations of this automotive distribution center for its auto parts business and for other auto parts suppliers in the State of Florida.

The Company has accounted for the acquisition as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities based upon estimated fair value as of the date of the acquisition. The results of operations of the Distribution Center are included in the Company's Statements of Operations from the date of the acquisition. The total purchase price of the warehouse operation was approximately $5.3 million with an additional amount of $600,000 paid for inventory that was in-transit at the time of closing. The purchase price was funded primarily through the Company's line of credit (see Note F). Of the approximate $6.1 million total costs it incurred to complete the acquisition, the Company allocated approximately $6.2 million to tangible assets and incurred $235,651 in assumed liabilities. In this transaction, the sum of the fair values assigned to the identifiable assets acquired less liabilities assumed exceeded the purchase price. Such excess of $811,015 was allocated to non-current assets.

The following unaudited pro forma financial information presents the combined results of operations as if the acquisitions had occurred at the beginning of all the periods presented. The unaudited pro forma financial information is not necessarily indicative of the results that would have actually occurred had the purchase been made on January 1, 1997 or the future results of operations.


                                                                             1998              1997
                                                                         -----------       -----------
         Net sales                                                       $57,960,920       $57,037,419
         Net earnings (loss)                                             $  (832,227)      $   150,169
         Earnings (loss) per common share, basic                         $      (.24)      $       .04
         Earnings (loss) per common share, diluted                       $      (.24)      $       .04

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE D - INVENTORIES

Effective January 1, 1997, the Company elected to change its method of inventory valuation from the LIFO method to the FIFO method. Under the current economic environment of low inflation, the Company believes that the FIFO method will result in a better measurement of operating results and is an accounting method used in the Company's industry.

The change in the method of valuing inventories has been applied retroactively by restating the 1996 financial statements. The effect of this restatement was to reduce retained earnings as of January 1, 1996 by $61,973. The following summarizes the effect of changing the accounting method for inventories on 1996 net earnings and earnings per share:


                                                                                         1996
                                                                                       --------
         Net earnings, as previously reported                                          $177,490
         Effect of change in accounting method for inventories, net of income tax        61,973
                                                                                       --------
         Net earnings, as restated                                                     $239,463
                                                                                       ========

         Pro forma net earnings per common share, as previously reported               $    .07
         Effect of change in accounting method for inventories, net of income tax           .01
                                                                                       --------
         Pro forma net earnings per share, as restated                                 $    .08
                                                                                       ========


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                            December 31,
                                                                            Life       ------------------------
                                                                           (Years)        1998          1997
                                                                           -------     ----------    ----------
           Land                                                                        $  357,142    $  354,842
           Buildings and leasehold improvements                             40            442,331       415,101
           Furniture and fixtures, and signs                               10-15        1,063,695     1,030,325
           Computer equipment                                                7          1,373,949     1,151,224
           Transportation equipment                                         5-7         1,846,307     1,719,753
                                                                                       ----------    ----------
                                                                                        5,083,424     4,671,245
           Less:  accumulated depreciation and amortization                             1,637,443     1,111,704
                                                                                       ----------    ----------
                                                                                       $3,445,981    $3,559,541
                                                                                       ==========    ==========

Depreciation and amortization expense was $623,555, $524,279 and $305,503 in 1998, 1997 and 1996, respectively.


NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                                                           December 31,
                                                                                    ----------------------------
                                                                                       1998             1997
                                                                                    -----------      -----------
         Revolving line of credit, interest at LIBOR plus 2.75% and 2%, respectively; due September 30, 2000; collateralized by substantially all the assets of the Company; personally guaranteed
         by the two majority stockholders of the Company                            $16,330,796      $10,036,032

         Note payable, requiring monthly installments of principal and interest of $2,192, interest at a fixed rate of 10%; due November
         2000 with a final installment of $168,078 at maturity; personally
         guaranteed by the two majority stockholders of the Company                     182,772          190,382

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE F - LONG-TERM OBLIGATIONS - Continued

                                                                                             December 31,
                                                                                     ----------------------------
                                                                                         1998             1997
                                                                                     -----------      -----------
         Note  payable, requiring monthly installments of principal and
         interest of $1,999, interest at a fixed rate of 7%; due December 2007           159,824          172,150

         Various installment notes, requiring monthly installments of approximately $5,000, including interest at various rates;
         collateralized by certain equipment and vehicles                                 91,504           49,321
                                                                                     -----------      -----------
                                                                                      16,764,896       10,447,885
         Less current maturities                                                          56,736           50,754
                                                                                     -----------      -----------
                                                                                     $16,708,160      $10,397,131
                                                                                     ===========      ===========

In connection with the acquisition of the Distribution Center (see Note C), the Company amended its revolving line of credit to provide for borrowings of up to $18 million with an additional $1 million overadvance facility. The amount of borrowings under the revolving line of credit at any point in time is subject to the amount of eligible inventory and accounts receivable. Effective twelve months after the date of acquisition of the Distribution Center, the inventory advance rate of 60% is to be reduced by one percent per month until the advance rate is reduced to 50%. The borrowings, at the option of the Company, bear interest at the prime rate plus .5% or the London Interbank Offered Rates (LIBOR) plus 2.75%. The Company elected the LIBOR plus 2.75% option (8.38% as of December 31, 1998). In addition to the increased borrowing capacity, the loan covenants under the revolving line of credit were modified. The Company is required to maintain, at a minimum, a current ratio of 2 to 1, a ratio of liabilities to tangible net worth not to exceed 3.3 to 1, and a times interest earned multiple of 1.25 or greater. The Company is also required to achieve a minimum tangible net worth of $8,759,000 measured as of September 30, 1999 and as of December 31, 1999 and each subsequent year the minimum tangible net worth is increased by $500,000. At December 31, 1998, the Company was in compliance with all such loan covenants. The Company had approximately $325,000 available under these lines of credit at December 31, 1998.

The overadvance facility is available for the first six months after the Distribution Center acquisition and is reduced for the next three months to $750,000 and the last three months to $250,000. The overadvance facility expires September 27, 1999 and bears interest at the prime rate plus 2%.

Aggregate maturities of long-term obligations are as follows for the years ended December 31:

               1999                                                              $    56,736
               2000                                                               16,541,060
               2001                                                                   39,065
               2002                                                                   22,962
               2003                                                                   21,603
         Thereafter                                                                   83,470
                                                                                 -----------
                                                                                 $16,764,896
                                                                                 ===========

NOTE G - NOTES PAYABLE, RELATED PARTIES

The notes payable to the two majority stockholders are payable upon demand but, to the extent the related stockholders do not call for repayment, the terms of the note require monthly installments of $3,000, including interest at 9%. In addition, the Company assumed an unsecured promissory note in the amount of $80,000, payable to the father of the two majority stockholders. The note is payable on demand and bears interest at 12%. This note was paid in its entirety in 1998.

Interest expense on these notes aggregated approximately $8,000, $21,000 and $37,000 in 1998, 1997 and 1996, respectively.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE H - STOCKHOLDERS' EQUITY

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

The Board of Directors is authorized, without further stockholder action, to divide any or all shares of the authorized preferred stock into series and to fix and determine the designation, preferences and relative, participating, option or other special rights and qualifications, limitations, or restrictions thereon, of any series so established, including voting powers, dividend rights, liquidation preferences, redemption rights and conversion privileges. As of December 31, 1998, the Board had not authorized any issuances of series of preferred stock and there are no plans, agreements or understandings for the authorization or issuance of any shares of preferred stock.


NOTE I - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

In 1997, the Company entered into a product purchase agreement with a parts manufacturer. Under the terms of this agreement, the Company agreed, for a period of two years commencing in December 1997 or when purchases total $13.5 million, whichever occurs first, to purchase merchandise directly from this manufacturer. Purchases under this agreement aggregated approximately $2,338,152 in 1998. If the Company fails to comply with this agreement, it will be liable to the manufacturer for a $520,000 penalty.

In February 1998, APS, along with its parent and affiliated companies, filed for protection under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"). In November 1998, the Parent Company of APS filed a Form 8-K with the Securities and Exchange Commission reporting that the net assets of the company would be liquidated and the operations ceased. Early in 1998, the Company terminated its purchase agreement with APS and no longer purchases any product from them. With the acquisition of the warehouse, the Company purchases directly from the parts manufacturers. The Company has identified and continues to discuss supply and distributor relationships directly with specific manufacturers.

In 1998, the Company entered into a product purchase agreement with another parts manufacturer. Under the terms of this agreement, the Company agreed, for a period of three years commencing in November 1998, to purchase specific merchandise, as defined, exclusively from this manufacturer.

Leases

The Company leases certain stores from unrelated parties under non-cancelable operating leases. Such leases expire during the years 1999 to 2003. In addition, the Company leases certain stores, including its corporate offices, from entities affiliated through common ownership. Such leases expire in the year 2000. Rent expense under leases with entities affiliated through common ownership aggregated $535,428, $513,830 and $502,818 in 1998, 1997 and 1996,
respectively.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more, including annual commitments of $535,428 in 1999 through 2000 in connection with the related party leases, are as follows:

         1999                                    $1,467,655
         2000                                     1,291,337
         2001                                       635,073
         2002                                       442,266
         2003                                       256,838
                                                 ----------
                                                 $4,093,169
                                                 ==========

Rent expense for these real estate operating leases with unrelated parties was $893,179, $799,771 and $377,262 in 1998, 1997 and 1996, respectively.

Year 2000

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

Legal Proceedings

On March 20, 1997, Automotive One Parts Stores, Inc., a Florida Corporation, filed an action in the Circuit Court in and for Orange County, Florida, against the Company and certain of its employees. The action follows the termination in October 1996 of negotiations for the sale of the assets of Automotive One Parts Stores, Inc. to the Company. The Plaintiff alleges that the Company (i) interfered with its business relations by inducing certain employees to terminate their employment with the Plaintiff and become employees of the Company and (ii) misused confidential information obtained during the negotiations for the sale of the assets. The Plaintiff is seeking damages in excess of $400,000. There has been no activity in this case since May 1998. The Company denies the allegations and intends to vigorously defend this action. At this time, management believes the resolution of this matter will not have a material effect on the Company's financial position or results of operations.


NOTE J - INCOME TAXES

As discussed in Note B, the Company was taxed as an S Corporation prior to the completion of its initial public offering in April 1996 and was not subject to federal and state income taxes prior to this date.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE J - INCOME TAXES - Continued

The provision (benefit) for income taxes is summarized as follows:

                                         Year Ended December 31,
                                 ----------------------------------------
                                   1998            1997           1996
                                 ---------       ---------       --------
         Current:
           Federal               $      --       $ (79,000)      $ 36,000
           State                        --          (9,800)         7,200
                                 ---------       ---------       --------
                                        --         (88,800)        43,200
                                 ---------       ---------       --------

         Deferred:
           Federal                (142,100)        (66,200)        63,500
           State                   (24,300)        (11,300)        10,900
                                 ---------       ---------       --------
                                  (166,400)        (77,500)        74,400
                                 ---------       ---------       --------
                                 $(166,400)      $(166,300)      $117,600
                                 =========       =========       ========

Reconciliation of the federal statutory income tax rate of 34% to the effective income tax rate is as follows:

                                                                            Year Ended December 31,
                                                                       ---------------------------------
                                                                        1998          1997          1996
                                                                       -----         -----         -----
         Federal income taxes, at statutory rates                      (34.0)%       (34.0)%        34.0%
         State income taxes, net of federal benefit                     (3.6)         (3.6)          3.6
         Benefit of graduated tax rates                                   --            --          (1.7)
         Tax effect of net earnings attributable to S Corporation         --            --         (11.7)
         Cumulative effect of change in tax status from an
           S Corporation to a C Corporation                               --            --           7.8
         Non-deductible expenses and other                               5.0          (1.5)           .9
                                                                       -----         -----         -----
                                                                       (32.6)%       (39.1)%        32.9%
                                                                       =====         =====         =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows:

                                                                   December 31,
                                                            -------------------------
                                                               1998            1997
                                                            ---------       ---------
         Deferred tax assets:
           Allowance for doubtful accounts                  $ 171,200       $  66,900
           Excess of cost over net assets acquired             11,800          10,400
           Inventory capitalization                           126,900          93,300
           Net operating loss carryforwards                    36,400          92,300
           Non-deductible accruals and reserves                46,000          32,800
                                                            ---------       ---------
                                                              392,300         295,700
         Deferred tax liabilities:
           basis differences of property and equipment       (158,900)       (243,200)
                                                            ---------       ---------
         Net deferred tax assets                            $ 233,400       $  52,500
                                                            =========       =========

At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $95,000 and $295,000, respectively, that begin to expire in the year 2012. At this time, management believes that the net deferred tax assets will be utilized, therefore no valuation allowance has been recorded.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

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
                                                                 =========


NOTE L - EMPLOYEE BENEFITS

401(k) Profit Sharing Plan

The Company has a 401(k) profit sharing plan (the Plan) for the benefit of its employees. To be eligible to participate, an employee must be twenty-one years of age and have at least one year of employment with the Company. Participants may contribute pre-tax earnings up to the maximum allowable under the Internal Revenue Code, with a provision for the Company to match up to 10% of participant contributions. Participants' rights to Company-contributed benefits vest over three to seven years of service, as defined in the Plan. Company contributions are voluntary and at the discretion of the Board of Directors. No contributions were made to the Plan in 1998, 1997 and 1996.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE L - EMPLOYEE BENEFITS - Continued

Incentive Stock Option Plan

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

The exercise price of each option equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, the Company's historical and pro forma net earnings and historical and pro forma net earnings per common share would have been reduced to the pro forma amounts indicated below:


                                                                          1998          1997          1996
                                                                       ---------     ---------       --------
         Historical net earnings                     As reported       $(343,611)    $(259,390)      $239,463
                                                     Pro forma         $(476,370)    $(419,366)      $154,730

         Historical earnings per common share-
           basic                                     As reported       $    (.10)    $    (.08)      $    .08
                                                     Pro forma         $    (.14)    $    (.12)      $    .05

         Historical earnings per common share-
           dilutive                                  As reported       $    (.10)    $    (.08)      $    .08
                                                     Pro forma         $      --     $      --       $    .05

         Pro forma net earnings                      As reported                                     $225,163
                                                     Pro forma                                       $145,481

         Pro forma earnings per common share-
           basic                                     As reported                                     $    .08
                                                     Pro forma                                       $    .05

         Pro forma earnings per common share-
           dilutive                                  As reported                                     $    .08
                                                     Pro forma                                       $    .05

The fair value of each option grant is estimated on the date of grant using Binomial options-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: no dividend yield, expected volatility of 43, 41 and 33 percent, risk-free interest rate of 4.56,
5.80 and 6.07 percent and expected lives of 2, 2 and 3 years.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

NOTE L - EMPLOYEE BENEFITS - Continued

A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates are as follows:

                                             December 31, 1998        December 31, 1997        December 31, 1996
                                           --------------------     ---------------------    ---------------------
                                                      Weighted-                 Weighted-                Weighted-
                                                       Average                   Average                  Average
                                                      Exercise                   Exercise                 Exercise
                                                        Price                     Price                    Price
                                                      ---------                 ---------                ---------
         Outstanding at
           beginning of year              293,000       $6.75        175,000      $ 8.96           --      $  --
         Granted                           19,000        3.00        226,000      $ 7.61      175,000      $8.96
         Cancelled                        (30,500)       4.19       (108,000)     $12.13           --      $  --
                                          -------                   --------                  -------
         Outstanding at end of year       281,500                    293,000      $ 6.75      175,000      $8.96
                                          =======                   ========                  =======
         Options exercisable at end
           of year                         50,000       $8.96         12,000      $10.00           --      $  --
                                          =======                   ========                  =======

         Weighted average fair
           value per share of
           options granted during
           the year                                     $ .71                     $ 1.28                   $2.18
                                                        =====                     ======                   =====

The following table summarizes information about common stock options outstanding at December 31, 1998:

                                                                             Options Outstanding
                                                             ----------------------------------------------------
                                                                 Number               Weighted          Weighted
                                                             Outstanding at            Average           Average
                                                              December 31,            Remaining          Exercise
              Exercise Prices                                    1998              Contractual Life        Price
              ---------------                                --------------        ----------------     ---------
                                                                                      (in Years)
                 $  3.00                                        115,500                 4.06             $  3.00
                    8.00                                         86,000                 2.25                8.00
                   10.25                                         50,000                 3.76               10.25
                   12.00                                         30,000                 2.90               12.00


NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1998, the carrying amount of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these items.

The carrying amounts of current and long-term portions of notes payable and long-term obligations approximate fair market value since the interest rates on most of these instruments change with market interest rates.

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                    NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

                        December 31, 1998, 1997 and 1996

NOTE N - SIGNIFICANT CUSTOMER AND VENDOR

For the years ended December 31, 1998 and 1997, the Company had sales to a customer that accounted for approximately 15% and 11% of net sales, respectively. No customer accounted for more than 10% of the Company's net sales in 1996.

Purchases from the Company's largest single supplier were 41%, 79% and 78% for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE O - SUBSEQUENT EVENT

On February 16, 1999, the Company entered into an agreement with General Parts, Inc., a privately owned company headquartered in Raleigh, North Carolina, whereby General Parts, Inc. will acquire all of the outstanding shares of Common Stock of the Company for $3.00 per share, subject to adjustments as set forth in the merger agreement. Consummation of the agreement is subject to approval by the Company's shareholders and certain other conditions.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                ON THE SCHEDULE



Board of Directors and Stockholders
The Parts Source, Inc.
(d/b/a Ace Auto Parts)



In connection with our audit of the financial statements of The Parts Source, Inc. (d/b/a Ace Auto Parts) referred to in our report dated February 26, 1999, which is included on page 17 of this Form 10-K for the year ended December 31, 1998, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.



                                              GRANT THORNTON LLP



Tampa, Florida
February 26, 1999

                                  SCHEDULE II

                             The Parts Source, Inc.
                             (d/b/a Ace Auto Parts)

                       VALUATION AND QUALIFYING ACCOUNTS



              Column A                          Column B                Column C                 Column D       Column E
                                               ----------     ----------------------------     ------------     ---------
                                                                        Additions
                                                                                Charged to
                                               Balance at       Charged           Other                        Balance at
                                               Beginning        To Costs         Accounts       Deductions       End of
            Description                        of Period      and Expenses       Describe      Describe (1)      Period
                                               ----------     ------------      ----------     ------------    ----------
Year Ended December 31, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts             59,971           95,555             -            (39,526)       116,000

Year Ended December 31, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts            116,000           94,316             -            (32,316)       178,000

Year Ended December 31, 1998
  Deducted from asset accounts:
    Allowance for doubtful accounts            178,000          327,469             -            (50,469)       455,000



(1) Write-off of accounts deemed uncollectible.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors

The Company currently has four (4) Directors, each of whose term of office will expire at the Annual Meeting. The following sets forth for each Director, his name and age, positions and/or offices held with the Company, the period during which each Director served in such positions and/or offices, a description of his business experience during the past five (5) years or more and other biographical information. Non-employee directors receive $500 per meeting attended. During 1998, the Board of Directors held seven meetings. Each director attended all meetings held.

(b)  Executive Officers

The following table sets forth the names and ages of all directors and executive officers of the Company, including all positions and offices with the Company held by him.


                                              Served as
                                               Director
      Name                            Age       Since       Position
      ----                            ---     ---------     --------
      Thomas D. Cox                   50         1996       President and Chief Executive Officer, Director
      Robert A. Cox, Jr.              53         1996       Executive Vice President, Director
      M. Steven Sembler               43         1996       Director
      James M. Chadwick, Esq.         43         1996       Director
      Robert B. Morgan                33                    Vice President/Finance and Controller
      Frank M. Kelly                  55                    Vice President of Sales and Marketing
      Barry L. Herman                 36                    Vice President of Inventory Control


Each of the executive officers listed above serves at the pleasure of the Board of Directors for a term until his successor is duly elected and qualified. The following is a summary of the business experience during the past five years of each of the Company's directors and executive officers.

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

M. STEVEN SEMBLER has been president and owner of Sembler Investments since 1988. The company invests and holds interests in shopping centers, mobile home parks, a medical equipment company and a construction service company.

JAMES M. CHADWICK, ESQ. is a practicing attorney and a partner in the law firm of Renfrow & Chadwick (since 1983), specializing in representation of non-profit organizations. He is also president of Carteret Management Corporation (since
1974) and Vice President of RGR, Inc. (since 1983). Carteret Management Corporation provides a comprehensive management program for apartments and skilled-nursing facilities and RGR, Inc. is a housing consulting firm which has been responsible for the development of over 50 apartment communities, the majority of which involve independent living for low income and/or handicapped individuals.

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

FRANK M. KELLY is the Vice President of Sales and Marketing. He manages sales distribution, market planning, advertising and public relations. Mr. Kelly has been employed by the company and its predecessor since 1991. Prior to becoming Vice President, he served as a District Manager and Sales Manager. From 1988 to 1991, Mr. Kelly served as Sales Manager for Steego Auto Parts in Ft. Myers, Florida. Mr. Kelly has over 29 years experience in the wholesale and retail markets.

BARRY L. HERMAN is the Vice President of Inventory Control. He manages the inventory purchasing and distribution. Mr. Herman has been employed by the company since November of 1996. From 1990 to 1996, Mr. Herman served as Manager of Inventory/Pricing for APS, Inc. in Houston, Texas.

COMMITTEES

The Board of Directors has established a Compensation and Audit Committee. The members of the Compensation and Audit Committee are Messrs. M. Steven Sembler and James Chadwick. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees generally and has responsibility for reviewing and approving compensation and benefits for all officers of the Company. The Compensation Committee also administers the Company's Stock Option Plan and recommends grants of the specific options under the Stock Option Plan.

The Audit Committee represents the Board in discharging its responsibilities relating to the accounting, reporting and financial control practices of the Company. The Audit Committee has general responsibility for surveillance of financial controls, as well as for accounting and audit activities of the Company. The Audit Committee annually reviews the qualifications of the independent certified public accountants, makes recommendations to the Board as to their selection, reviews the scope, fees and results of their audit and approves their non-audit services and related fees. The Audit Committee meets periodically with management and with the Company's independent certified public accountants to determine the adequacy of internal controls and other financial reporting matters.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information relating to the compensation earned by the Chief Executive Officer of the Company and each of the other executive officers of the Company whose total cash compensation for the past year exceeded $100,000.


                                          SUMMARY COMPENSATION TABLE


    NAME AND PRINCIPAL POSITION                      YEAR        ANNUAL COMPENSATION (SALARY)
    ---------------------------                      ----        ----------------------------
    Thomas D. Cox,                                   1998                  $ 118,350
      President and Chief Executive Officer          1997                    118,440
                                                     1996                    112,575

    Robert A. Cox, Jr.,                              1998                  $ 117,570
      Executive Vice President                       1997                    117,600
                                                     1996                    112,275



STOCK OPTION PLAN

Under the Company's Stock Option Plan (the "Plan"), 300,000 shares of Common Stock are currently reserved for issuance upon exercise of stock options. The Plan is designed as a means to retain and motivate key employees. The Stock Option Committee administers and interprets the Plan. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company.

The Plan provides for granting of both incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-statutory stock options. Options are granted under the Plan on such terms and at such prices as determined by the Board of Directors, except that the per share exercise price of the options cannot be less than the fair market value of the Common Stock on the date of the grant. Each option is exercisable after the period or periods specified in the option agreement, but no option may be exercisable after the expiration of ten years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. At December 31, 1998, there was outstanding under the Plan, stock options to purchase an aggregate of 281,500 shares of Common Stock. All such options granted are exercisable at prices ranging from $3.00 per share to $12.00 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the outstanding shares of the Company's common stock as of March 1, 1999 (except as noted below), held by persons believed by the Company to beneficially own more than 5% of the outstanding shares of the Company's common stock, by directors and officers of the Company, and by all the directors and executive officers of the Company as a group, and the percentage of the outstanding shares of the Company's common stock represented thereby. Except as otherwise indicated by footnote, the persons named in the table have sole voting and investment power with respect to all the Company's common shares beneficially owned by them. As of March 1, 1999, there were 3,412,273 shares of the Company's common stock outstanding.


      NAME AND ADDRESS                                                      AMOUNT AND NATURE        PERCENTAGE
    OF BENEFICIAL OWNER                                                  OF BENEFICIAL OWNER (1)    OF CLASS (2)
    -------------------                                                  -----------------------    ------------

A.P.S., Inc.............................................................          227,273               6.7%
  15710 John F. Kennedy Blvd., Suite 700
  Houston, Texas 77032

Thomas D. Cox (3).......................................................          928,750              27.2%
  1751 South Missouri Avenue
  Clearwater, Florida 33756

Robert A. Cox, Jr. (3)..................................................          928,650              27.2%
  1751 South Missouri Avenue
  Clearwater, Florida 33756

James Chadwick (3)......................................................            6,000                *

Steven Sembler (3)......................................................            4,000                *

Robert Morgan (3).......................................................           54,500               1.6%

Frank Kelly (3).........................................................           42,000               1.2%

Barry Herman (3)........................................................           18,500                *

All Directors and Officers as a group (7 persons).......................        1,982,400              58.1%

-------------------
*  Less than one percent (1%).

(1) In accordance with Rule 13d-3 promulgated pursuant to the Exchange Act, a person is deemed to be the beneficial owner of the security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty (60) days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.

(2) In calculating the percentage ownership for a given individual or group, the number of the Company's common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges held by such individual or group and exercisable within sixty days (60) of March
     1, 1999.

(3)  The following table sets forth, as of March 1, 1999, the details of Parts
     Source common stock deemed beneficially owned by each of the Company's directors and executive officers, and by all directors and executive officers of the Company as a group:


                                                                                                TOTAL
                                                                       COMMON STOCK          COMMON STOCK
                                                  COMMON STOCK      EQUIVALENTS (1)(2)    BENEFICIALLY OWNED
                                                  ------------      ------------------    ------------------
      Thomas D. Cox.................                 928,750                   -               928,750
      Robert A. Cox, Jr. ...........                 928,650                   -               928,650
      James Chadwick................                   3,000               3,000                 6,000
      Steven Sembler................                   1,000               3,000                 4,000
      Robert Morgan.................                  12,500              42,000                54,500
      Frank Kelly...................                       -              42,000                42,000
      Barry Herman..................                   1,500              17,000                18,500
      All officers and directors as a group        1,875,400             107,000             1,982,400

------------
(1)   Includes shares of the Company's common stock issuable under options currently exercisable or exercisable within 60 days of March 1, 1999.

(2) Exercise price of all stock options greater than or equal to $3.00 per share.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with an acquisition made by the Company in 1993, the Company assumed a note payable to the father of the two majority shareholders in the amount of $779,157. In December 1993, the two majority shareholders substituted their personal note for the assumed note. The note had been reduced to $551,932 and the Company issued a new note to the two majority shareholders for the outstanding balance. The note is a demand note bearing interest at the rate of nine percent per annum. At December 31, 1998, the balance due under the notes was $19,342.

In connection with another acquisition made by the Company in 1995, the Company assumed an unsecured promissory note in the amount of $80,000 payable to the father of the two majority shareholders. The note is payable on demand and bears interest at twelve percent per annum. This note was paid in its entirety in 1998.

During 1998, the Company acquired an existing warehouse operation from APS, Inc, who owns 227,273 shares of unregistered Common Stock of the Company. See "Item 1 Business."

The Company leases ten of its traditional stores and one battery distribution center from entities affiliated through the common ownership of the two majority shareholders. One traditional store which contains the corporate offices is leased from Mrs. Joan Z. Cox, Trustee, the mother the two majority shareholders. Each of the leases expires in December 2000. Rent expense under such leases aggregated $535,428, $513,830 and $502,818 in 1998, 1997 and 1996, respectively.
The Company believes that the lease terms are at least as comparable to those that could be obtained from unaffiliated parties.

All transactions between the Company and its officers, directors and 5% shareholders are on terms no less favorable than could be obtained from unaffiliated third parties and must be approved by majority of the independent, disinterested directors of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    Exhibits

         3(a)   Articles of Incorporation, as amended*
          (b)   By-laws*
        10(a)   Copy of Stock Option Plan*
          (b)   Copy of Underwriter's Warrant Agreement*
          (c)   Copy of Supply Agreement between the Registrant and A.P.S., Inc.*
          (d)   Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant
                (Seminole, Florida)*
          (e)   Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant
                (Pinellas Park, Florida)*
          (f)   Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant
                (Bradenton, Florida)*
          (g)   Copy of Lease Agreement between Joan Z. Cox, Trust, Inc. and the Registrant
                (Clearwater, Florida)*
          (h)   Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant
                (St. Petersburg, Florida)*
          (i)   Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant
                (St. Petersburg, Florida)*
          (j)   Copy of Lease Agreement between Cozer Enterprises and the Registrant
                (Dunedin, Florida)*
          (k)   Copy of Lease Agreement between Cozer Enterprises and the Registrant
                (Largo, Florida)*
          (l)   Copy of Lease Agreement between Cozer Enterprises and the Registrant
                (Sarasota, Florida)*
          (m)   Copy of Lease Agreement between Cozer Enterprises and the Registrant
                (Spring Hill, Florida)*
          (n)   Copy of Lease Agreement between Cozer Enterprises and the Registrant
                (Winter Haven, Florida)*
          (o)   Copy of Lease Agreement between Linco Auto Parts, Inc. and the Registrant
                (St. Petersburg, Florida)*
          (p)   Copy of Amended and Restated Continuing Credit and Security Agreement*
          (q)   Agreement of Sale by and between The Parts Source, Inc. and A.P.S. Inc.
                (Incorporated by reference to the Company's Form 8-K Report dated September 17, 1997 - File No. 1-14308)
          (r)   Stock Purchase Agreement of The Parts Source, Inc. by General Parts, Inc.
                (Incorporated by reference to the Company's Form 8-K Report dated February 16, 1999 - File No. 1-14308)
        23      Copy of Consent of Independent Certified Public Accountants
        27      Financial Data Schedule (for SEC use only)


---------------------
* Incorporated by reference to the Exhibits to the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-1568A) on February 21, 1996.

(b) Reports on Form 8-K
    -------------------
    Report on Form 8-K, dated September 17, 1998, reporting the acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and fixed assets) of one distribution center located in Ocala, Florida.

    Report on Form 8-KA, dated November 13, 1998, to amend report on Form 8-K, dated September 17, 1998, reporting the Registrant's acquisition from APS, Inc., the business (consisting of certain assets, principally inventory and fixed assets) of one distribution center located in Ocala, Florida.

    Report on Form 8-K, dated February 16, 1999, reporting the Registrant entering into a stock purchase agreement with General Parts, Inc. pursuant to which General Parts, Inc. will acquire all outstanding common stock of The Parts Source, Inc.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PARTS SOURCE, INC.
D/B/A ACE AUTO PARTS

/s/ Thomas D. Cox                                                 March 25, 1999
-----------------------------------------------------             --------------
THOMAS D. COX, President and Chief Executive Officer,             Date
(principal executive officer)

/s/ Robert B. Morgan                                              March 25, 1999
-----------------------------------------------------             --------------
ROBERT B. MORGAN, Chief Financial Officer,                        Date
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas D. Cox                                                 March 25, 1999
-----------------------------------------------------             --------------
THOMAS D. COX, Director,                                          Date

/s/ Robert A. Cox, Jr.                                            March 25, 1999
-----------------------------------------------------             --------------
ROBERT A. COX, JR., Director                                      Date

/s/ M. Steven Sembler                                             March 25, 1999
-----------------------------------------------------             --------------
M. STEVEN SEMBLER, Director                                       Date

/s/ James M. Chadwick                                             March 25, 1999
-----------------------------------------------------             --------------
JAMES M. CHADWICK, Esq., Director                                 Date